Form 10QSB
period 2001-06-30
ATLAS REPUBLIC CORP
filed 2001-08-07
CIK 1136331

================================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2001                  Commission File No. 0-32433


                           ATLAS-REPUBLIC CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              COLORADO                                       84-1300072
    ------------------------------                    -----------------------
   (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
    incorporation or organization)


        12373 E. Cornell Avenue
           Aurora, Colorado                                     80014
 --------------------------------------                        --------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (303) 337-3384
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                          Yes   X           No
                             -------          -------
The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2001 are as follows:

         Class of Securities                         Shares Outstanding
     --------------------------                      ------------------
     Common Stock, no par value                          9,343,750


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                        Report
                                                                        ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Consolidated Balance Sheets:

            As of June 30, 2001 (Unaudited) and December 31, 2000 ......... 3

            Consolidated Statements of Operations (Unaudited):

            For the six months ended June 30, 2001 and 2000 ............... 4

            For the three months ended June 30, 2001 and 2000 ............. 5

            Consolidated Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2001 and 2000 ............... 6

            Notes to Consolidated Financial Statements (Unaudited) ........ 7

Item 2.     Management's Discussion and Analysis or Plan of Operation...... 8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 10

            Signatures .................................................... 11

                           ATLAS-REPUBLIC CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                         June 30,     Dec. 31,
                                                           2001          2000
                                                         ---------    ---------
                                                        (Unaudited)

Total assets                                             $    --      $   --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                     $  11,500    $  10,750
    Due to officer/stockholder                              44,957       30,692
                                                         ---------    ---------
                                                            56,457       41,442
                                                         ---------    ---------

Stockholders' deficit:
    Preferred stock; $.00001 par value; authorized -
      20,000,000 shares; issued - none                        --           --
    Common stock; $.00001 par value; authorized -
      500,000,000 shares; issued and outstanding -
      9,343,750 and 10,000,000 shares, respectively             93          100
    Additional paid-in capital                             718,458      718,451
    Retained earnings (deficit)                           (775,008)    (759,993)
                                                         ---------    ---------
        Total stockholders' deficit                        (56,457)     (41,442)
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
                Consolidated Statements of Operations (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                      ----------------------
                                                         2001        2000
                                                      ---------    ---------

Costs and expenses:
   Amortization                                       $    --      $     --
   General and administrative                            15,015         5,322
                                                      ---------    ----------

Net loss                                              $ (15,015)   $   (5,322)
                                                      =========    ==========

Loss per common share                                 $   (.002)   $    (.001)
                                                      =========    ==========

Weighted average shares outstanding                   9,343,750    10,000,000
                                                      =========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
                Consolidated Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                              June 30,
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------

Costs and expenses:
   Amortization                                       $    --      $     --
   General and administrative                             5,921         5,137
                                                      ---------    ----------

Net loss                                              $  (5,921)   $   (5,137)
                                                      =========    ==========

Loss per common share                                 $   (.001)   $    (.001)
                                                      =========    ==========

Weighted average shares outstanding                   9,343,750    10,000,000
                                                      =========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------

Cash flows from operating activities:
    Net loss                                           $(15,015)  $ (5,322)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Amortization                                          --         --
     Common stock issued for services                      --         --
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable              750        950
       Increase (decrease) in amounts due
         to officer/stockholder                          14,265      4,372
                                                       --------   --------
       Net cash used in operating activities               --         --
                                                       --------   --------

Cash flows from investing activities:
    Organization costs                                     --         --
                                                       --------   --------
       Net cash used in investing activities               --         --
                                                       --------   --------

Cash flows from financing activities:
    Proceeds from sale of common stock                     --         --
                                                       --------   --------
       Net cash provided by financing activities           --         --
                                                       --------   --------

Net increase (decrease) in cash                            --         --
Cash at beginning of year                                  --         --
                                                       --------   --------

Cash at end of period                                  $   --     $   --
                                                       ========   ========



Supplemental disclosure of noncash investing
 and financing activities:
 Common stock issued for services and costs advanced   $   --     $   --
                                                       ========   ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Atlas-Republic Corporation ("Atlas" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Atlas or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Atlas concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Atlas has only very limited assets, and that for Atlas to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Atlas's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Atlas was incorporated under the laws of the State of Colorado on January 28, 1987. Atlas is authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value. Atlas's business activities prior to 1997 were conducted through its wholly owned subsidiary GEDA Laboratories (Canada) Limited ("GEDA"), which was acquired in 1994. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in Canada. Atlas has not had any operations since late 1996, has no significant assets and has $56,457 of liabilities.

     Atlas owns no real estate and has no full time employees. Atlas has not had any operations since late 1996 and will not have any operations of its own unless and until it engages in one or more of the activities described below. Atlas is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

PLAN of OPERATION

     Atlas is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Atlas will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Atlas will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Atlas's shareholders. For further information on Atlas's plan of operation and business, please consult Atlas's FORM 10SB-12G available on the EDGAR system of the U.S. Securities and Exchange Commission.

     Atlas does not intend to do any product research or development. Atlas does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, Atlas does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

     COMPETITION. Atlas will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Atlas, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Atlas's Management. Moreover, Atlas also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. Atlas has no full-time employees, and its only employees currently are its officers. It is not expected that Atlas will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     SECOND QUARTER 2001 - During the second fiscal quarter ended June 30, 2001, Atlas incurred a net loss of $5,921. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2000 - During the second fiscal quarter ended June 30, 2000, Atlas incurred a net loss of $5,137. Expenses in the quarter related primarily to accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Atlas had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Atlas has accumulated a deficit (net loss) of $775,008.

     Atlas has no commitment for any capital expenditure and foresees none. However, Atlas will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Atlas's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $7,500 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Atlas's current management and its counsel have informally agreed to continue rendering services to Atlas and to not demand payment of sums owed unless and until Atlas completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Atlas's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Atlas without charge.

     Atlas will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Atlas is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Atlas believes that management members or shareholders will loan funds to Atlas as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Atlas, however, and it is not certain they will always want or be financially able to do so. Atlas shareholders and management members who advance money to Atlas to cover operating expenses will expect to be reimbursed, either by Atlas or by the company acquired, prior to or at the time of completing a combination. Atlas has no intention of borrowing money to reimburse or pay salaries to any Atlas officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Atlas to raise capital, although sales of securities may be necessary to obtain needed funds. Atlas's current management and its counsel have agreed to continue their services to Atlas and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, Atlas would be forced to turn to outside parties to either loan money to Atlas or buy Atlas securities. There is no assurance whatever that Atlas will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Atlas, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Atlas's stock and could result in fines and penalties to Atlas under the Exchange Act;

     (2) curtailing or eliminating Atlas's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     Atlas hopes to require potential candidate companies to deposit funds with Atlas that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by Atlas's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBITS.  None

         (b)  REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  July 25, 2001

                                  ATLAS-REPUBLIC CORPORATION


                                  By:  /s/  Stephen M. Siedow
                                     --------------------------------
                                            Stephen M. Siedow, Chief Exeutive
                                            Officer and Chief Financial Officer