Form 10QSB
period 2001-09-30
ATLAS REPUBLIC CORP
filed 2001-10-26
CIK 1136331

================================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2001             Commission File No. 0-32433


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
The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2001 are as follows:

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


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                        Report
                                                                        ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Consolidated Balance Sheets:

            As of September 30, 2001 (Unaudited) and December 31, 2000 .... 3

            Consolidated Statements of Operations (Unaudited):

            For the nine months ended September 30, 2001 and 2000 ......... 4

            For the three months ended September 30, 2001 and 2000 ........ 5

            Consolidated Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2001 and 2000 ......... 6

            Notes to Consolidated Financial Statements (Unaudited) ........ 7

Item 2.     Management's Discussion and Analysis or Plan of Operation...... 8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 10

            Signatures .................................................... 11

                           ATLAS-REPUBLIC CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                         Sept. 30,    Dec. 31,
                                                           2001         2000
                                                         ---------    ---------
                                                        (Unaudited)

Total assets                                             $    --      $   --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                     $  21,500    $  10,750
    Due to officer/stockholder                              47,622       30,692
                                                         ---------    ---------
                                                            69,122       41,442
                                                         ---------    ---------

Stockholders' deficit:
    Preferred stock; $.00001 par value; authorized -
      20,000,000 shares; issued - none                        --           --
    Common stock; $.00001 par value; authorized -
      500,000,000 shares; issued and outstanding -
      9,343,750 and 10,000,000 shares, respectively             93          100
    Additional paid-in capital                             718,458      718,451
    Retained earnings (deficit)                           (787,673)    (759,993)
                                                         ---------    ---------
        Total stockholders' deficit                        (69,122)     (41,442)
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
                Consolidated Statements of Operations (Unaudited)


                                                         Nine Months Ended
                                                             Sept. 30,
                                                      ----------------------
                                                         2001        2000
                                                      ---------    ---------

Costs and expenses:
   Amortization                                       $    --      $     --
   General and administrative                            27,680        10,852
                                                      ---------    ----------

Net loss                                              $ (27,680)   $  (10,852)
                                                      =========    ==========

Loss per common share                                 $   (.003)   $    (.001)
                                                      =========    ==========

Weighted average shares outstanding                   9,343,750    10,000,000
                                                      =========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
                Consolidated Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                             Sept. 30,
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------

Costs and expenses:
   Amortization                                       $    --      $     --
   General and administrative                            12,665         5,530
                                                      ---------    ----------

Net loss                                              $ (12,665)   $   (5,530)
                                                      =========    ==========

Loss per common share                                 $   (.001)   $    (.001)
                                                      =========    ==========

Weighted average shares outstanding                   9,343,750    10,000,000
                                                      =========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           ATLAS-REPUBLIC CORPORATION
                Consolidated Statements of Cash Flows (Unaudited)


                                                        Nine Months Ended
                                                            Sept. 30,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------

Cash flows from operating activities:
    Net loss                                           $(27,680)  $(10,852)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Amortization                                          --         --
     Common stock issued for services                      --         --
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable           10,750       (500)
       Increase (decrease) in amounts due
         to officer/stockholder                          16,930     11,352
                                                       --------   --------
       Net cash used in operating activities               --         --
                                                       --------   --------

Cash flows from investing activities:
    Organization costs                                     --         --
                                                       --------   --------
       Net cash used in investing activities               --         --
                                                       --------   --------

Cash flows from financing activities:
    Proceeds from sale of common stock                     --         --
                                                       --------   --------
       Net cash provided by financing activities           --         --
                                                       --------   --------

Net increase (decrease) in cash                            --         --
Cash at beginning of year                                  --         --
                                                       --------   --------

Cash at end of period                                  $   --     $   --
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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Atlas was incorporated under the laws of the State of Colorado on January 28, 1987. Atlas is authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value. Atlas's business activities prior to 1997 were conducted through its wholly owned subsidiary GEDA Laboratories (Canada) Limited ("GEDA"), which was acquired in 1994. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in Canada. Atlas has not had any operations since late 1996, has no significant assets and has $69,122 of liabilities.

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

RESULTS OF OPERATIONS

     THIRD QUARTER 2001 - During the third fiscal quarter ended September 30, 2001, Atlas incurred a net loss of $12,665. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2000 - During the third fiscal quarter ended September 30, 2000, Atlas incurred a net loss of $5,530. Expenses in the quarter related primarily to accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Atlas had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Atlas has accumulated a deficit (net loss) of $787,673.

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


DATED:  October 12, 2001

                                        ATLAS-REPUBLIC CORPORATION


                                        By:  /s/  Stephen M. Siedow
                                           -------------------------------------
                                             Stephen M. Siedow, Chief Exeutive
                                             Officer and Chief Financial Officer