Form 10QSB
period 2002-03-31
ATLAS REPUBLIC CORP
filed 2002-05-20
CIK 1136331

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002 Commission File No. 0-32433

ATLAS-REPUBLIC CORPORATION

(Exact name of Registrant as specified in its charter)

                                           COLORADO                                       84-1300072
                                ------------------------------                    -----------------------
                                (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
                                incorporation or organization)

                                        2 Mott Street, 7th Floor
                                        New York, New York                                      80014
                                --------------------------------------                        ------------
                                (Address of Principal Executive Offices)                         (Zip Code)

                                                                (212) 608-8988
                                         --------------------------------------------------
                                        (Registrant's Telephone Number, including Area Code)

                                                12373 E. Cornell Avenue, Aurora, Colorado  80014
                                ------------------------------------------------------------------------------
                                        (Former name, former address and former fiscal year
                                                        if changed since last report)

         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes    X      No
        -----            -------

         The number of shares outstanding of each of the registrant's classes of common equity, as of  May 6, 2002 are as follows:

    Class of Securities                         Shares Outstanding
--------------------------                      ------------------
Common Stock, $0.00001 par value                       9,343,750

ITEM 1.     FINANCIAL STATEMENTS

                                                               I N D E X

                                                                                                    PAGE NO.

CONSOLIDATED BALANCE SHEETS                                                                             2
       March 31, 2002 and December 31, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2002 and 2001                                               3

CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 2002 and 2001                                               4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                                          5

                                                      ATLAS-REPUBLIC CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                             March 31,            December 31,
                                                                                2002                  2001
                                                                                ----                  ----
                                                      Assets

           Total assets                                                   $       -             $       -
                                                                          =============         ==============

                                     Liabilities and Stockholders’ Deficiency

Current liabilities
     Accounts payable                                                     $        24,190       $        21,590
     Due to officer/stockholder                                                    71,337                50,437
                                                                          ---------------       ---------------
           Total liabilities                                                       95,527                72,027
                                                                          ---------------       ---------------

Commitments and contingencies

Stockholders' deficiency
     Preferred stock; $.00001 par value; authorized -
         20,000,000 shares; issued – none                                         -                      -
     Common stock; $.00001 par value; authorized -
         500,000,000 shares; issued and outstanding -
         9,343,750 shares                                                              93                    93
     Additional paid in capital                                                   718,458               718,458
     Accumulated deficit                                                         (814,078)             (790,578)
                                                                          ----------------      ----------------
           Total stockholders' deficiency                                         (95,527)              (72,027)

           Total liabilities and stockholders' deficiency                 $       -             $       -
                                                                          ================      ================

                                        The accompanying notes are an integral part of
                                             the consolidated financial statements.

                                                       ATLAS-REPUBLIC CORPORATION

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

                                                               Three Months Ended March 31,
                                                                2002                  2001

Cost and expenses
     General and administrative expenses                   $        23,500      $          9,094

Net loss                                                   $       (23,500)     $         (9,094)

Loss per common share                                      $             (.00)  $          (.00)

Weighted average shares outstanding                        $     9,343,750      $      9,778,792

                                         The accompanying notes are an integral part of
                                             the consolidated financial statements.

                                                       ATLAS-REPUBLIC CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                       Three Months Ended March 31,

                                                                          2002                2001

Cash flows from operating activities
     Net loss                                                       $       (23,500)      $        (9,094)
    Adjustments to reconcile net loss to net cash provided by
          operating activities:
         Changes in operating assets and liabilities:                                                 750
              Increase in accounts payable                                    2,600

                   Net cash used in operating activities                    (20,900)               (8,344)

Cash flows from financing activities
     Increase in amounts due to officer/ stockholder                         20,900                 8,344

                   Net   cash    provided   by   financing                   20,900                 8,344
                      activities

Net increase in cash                                                         -                     -

Cash - beginning of period                                                   -                     -

Cash - end of period                                                $        -            $        -

                                          The accompanying notes are an integral part of
                                             the consolidated financial statements.

                                                                4

7

                                                       ATLAS-REPUBLIC CORPORATION

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

The accompanying  unaudited  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information  and with the  instructions to Form 10-Q.  Accordingly,  they do not include all of the information and footnotes required by generally accepted accounting  principles for complete financial  statements.  In the opinion of management,  all adjustments  (consisting of normal recurring  accruals)  considered  necessary for a fair  presentation  have been included.  Operating results for the three  months  ended March 31, 2002 are not  necessarily  indicative  of the results  that may be expected for the year ending December 31, 2002. For further  information,  refer to the financial  statements and footnotes thereto included in the Company's
Annual Report on Form 10-KSB for the year ended December 31, 2001.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The financial  statements presented are those of Atlas-Republic  Corporation and its wholly-owned  subsidiary (the “Company”).
         The  Company  was  incorporated  on January  28,  1987 under the laws of the State of  Colorado.  Prior to 1997,  the  Company
         through its subsidiary,  Geda  Laboratories  (Canada)  Limited  (“Geda”),  had acquired the exclusive  distribution  rights in
         Canada to certain  proprietary  products,  including  a topical  (skin)  barrier  lotion and an  antiseptic  spermicide.  Geda purchased  inventory  stocks of these  products and  aggressively  tried to market and sell these  products.  Since 1997,  the
         Company has been inactive.

         RESULTS OF OPERATIONS

         During  the three  months  ended  March 31,  2002,  the  Company  has  engaged  in no  significant  operations  other than the acquisition  of capital for general and  administrative  expenses and  registration  of its  securities  under the  Securities
         Exchange Act of 1934. During this period,  the Company received no operating  revenues.  General and  administrative  expenses consist primarily of professional fees.

         PRINCIPLES OF CONSOLIDATION

         The consolidated  financial statements include the accounts of the Company and its wholly-owned  subsidiary.  All intercompany transactions and balances have been eliminated.

                                                       ATLAS-REPUBLIC CORPORATION

                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial  statements in conformity with generally accepted  accounting  principles  requires management to make  estimates  and  assumptions  that affect the reported  amounts of assets and  liabilities  and  disclosure of contingent assets and  liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial  Accounting  Standards  No. 107,  Disclosures  about Fair Value of Financial  Instruments  ("SFAS 107")
         requires  entities to disclose  the fair values of financial  instruments  except when it is not  practicable  to do so. Under
         SFAS No. 107, it is not  practicable to make this  disclosure  when the costs of formulating  the estimated  values exceed the benefit when considering how meaningful the information would be to financial statement users.

         As a result of the  difficulties  presented in the  valuation  of the loans  payable due to  officers/stockholders  because of their related party nature,  estimating  the fair value of these  financial  instruments is not  considered  practicable.  The fair values of all other assets and  liabilities do not differ  materially from their carrying  amounts.  None of the above is derivative financial instruments and none is held for trading purposes.

         INCOME TAXES

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

         LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss by weighted average shares outstanding during the period.

                                                       ATLAS-REPUBLIC CORPORATION

                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

2.       STOCKHOLDERS’ DEFICIENCY

         COMMON STOCK

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

         1998 STOCK OPTION PLAN

         The  Company has adopted a  compensation  stock  option plan (the “CSO  Plan”),  which  allows for the  issuance of options to purchase up to 3,500,000  shares of stock to employees,  officers,  directors and consultants of the Company.  The CSO Plan is not intended to qualify as an “incentive  stock option plan” under Section 422 of the Internal  Revenue Code.  Options will be granted  under the CSO Plan at exercise  prices to be  determined  by the Board of Directors or other CSO Plan  Administrator.
         The Company  will incur  compensation  expense to the extent that the market  value of the stock at date of grant  exceeds the amount the grantee is required to pay for the options.  No options have been granted under the CSO Plan to date.

         1998 EMPLOYEE STOCK COMPENSATION PLAN

         The  Company  has adopted an  employee  stock  compensation  plan (the “ESC  Plan”),  which  allows for the  issuance of up to
         2,500,000  shares of stock to  employees,  officers,  directors  and  consultants  of the  Company.  The  Company  will  incur compensation  expense to the  extent  the market  value of the stock at date of grant  exceeds  the  amount  the  employee  is required  to pay for the stock (if any).  The ESC Plan will be  administered  by the  Board of  Directors  or a  committee  of directors.  No stock has been awarded under the ESC Plan to date.

                                                       ATLAS-REPUBLIC CORPORATION

                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)

3.   INCOME TAXES

     The  Company did not provide any  current or  deferred  federal or state  income tax  provision  or benefit for any of the periods presented  because to date, it has  experienced  operating  losses.  The Company has a federal net operating loss  carryforward of approximately  $615,311  expiring in the year 2022. The tax benefit of this net operating loss,  based on an effective tax rate of
     40%, is  approximately  $246,000 and has been offset by a full allowance for business  combination  under IRC Section 381. For the period ended March 31, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $9,400.

4.   RELATED PARTY TRANSACTIONS

     The Company is indebted to an  officer/stockholder  for services rendered and expenses  advanced on behalf of the Company,  in the amount of $71,337 and $50,437 at March 31, 2002 and December 31, 2001,  respectively.  The Company  utilizes office space provided by the President of the Company at no charge.

5.   SUBSEQUENT EVENTS

      On April 23, 2002, Bestway Coach Express Inc., (“Bestway”) a New York corporation acquired 7,000,000 shares of the Common Stock of the company from Stephen M. Siedow, who, prior to the acquisition of the shares by Bestway, was the sole officer and director of Atlas and its controlling stockholder.  The 7,000,000 shares represent approximately 74.9% of Atlas’ issued and outstanding common stock.

      Bestway acquired the shares pursuant to a Stock Purchase Agreement with Stephen M. Siedow, dated March 19, 2002.  The purchase price for the shares was $250,000 or $.0357 per share.  Also, in connection with the acquisition of the shares by Bestway,
      Bestway loaned the company $101,500 to pay off some of the company’s accrued liabilities.  This loan is evidenced by a promissory note, dated April 23, 2002, by the company in favor of Bestway.  The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003.

      On April 23, 2002, Mr. Siedow resigned from all offices that he holds with the company and as a Director of the company.  At the same time, (1) Wilson Cheng, the President of Bestway, was appointed as the President, Treasurer and Chairman of the Board of
      Atlas, (2) Vivian Cheng, the Executive Vice President of Bestway, was appointed as the Executive Vice President of Atlas and as a director of Atlas, (3) Kelvin Chan, the Chief Operating Officer of Bestway, was appointed as the Chief Operating Officer and as a director of Atlas, (4) Jovi Chen, the Vice President of Sales and Marketing of Bestway, was appointed as the Vice President of Sales and Marketing of Atlas and (5) Ronald C. H. Lui, the Assistant Treasurer of Bestway, was appointed as the Assistant
      Treasurer of Atlas.

      The company also filed an Information Statement on Schedule 14C relating to a special meeting of the shareholders of the compamy.  Among the proposals to be considered at the meeting is the proposed share exchange with the stockholders of Bestway.
      Pursuant to the share exchange the company (after it is redomiciled in Delaware and its name is changed to AMCO Transport
      Holdings, Inc.) will issue, in the aggregate, 28,000,000 shares of the company’s common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of Bestway.  Bestway will become a wholly-owned subsidiary of the company and the stockholders of Bestway will own, assuming no shares of the company’s common stock are issued prior to the consummation of this share exchange, approximately 75% of the company’s common stock.  The existing stockholders of the company’s would therefore own the remaining 25% of the company’s common stock.  The remaining group of the company’s stockholders consists of Bestway itself , which would continue to own 7,000,000 shares of the company‚s common stock after the share exchange is consummated (approximately 18.69%), Stephen M. Siedow, who will continue to own 1,282,872 shares of our common stock after the share exchange is consummated (approximately 3.43%) and the other stockholders of the company, who will continue to own, in the aggregate, 1,060,878 shares of our common stock after the share exchange is consummated (approximately 2.83%).

      Mr. Siedow and Bestway have already indicated that they will vote in favor of all proposals to be considered at the stockholders meeting.  Since these stockholders own more than a majority of the company’s issued and outstanding common stock, the proposals
      (including the share exchange proposal referred to above) will be approved at the special meeting.

      On April 23, 2002, the company also granted Mid Continental Securities Corp. a warrant for the purchase of 200,000 shares of the company’s common stock at an exercise price of $0.03 per share.  The Warrant has a 3 year term and is fully vested.  The Warrant was issued to Mid Continental Securities Corp. as payment for consulting services provided to the company in connection with the transactions described above.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements and information relating to Atlas-Republic Corporation  that are
based on the beliefs of its management as well as assumptions made by and information currently available to its management.   When
used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Atlas or its management, are intended to identify forward-looking statements.  These statements reflect management's current view of Atlas concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that Atlas desires to effect, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2.      PLAN OF OPERATION

Background.

         Atlas was incorporated under the laws of the State of Colorado on January 28, 1987. Atlas is authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value.  Atlas's business activities prior to 1997 were conducted through its wholly owned subsidiary GEDA Laboratories (Canada) Limited, which was acquired in
1994.  GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide.  GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in Canada.  Atlas has not had any operations since late 1996, has no significant assets and had $95,527 of liabilities as of
March 30, 2002.

         Atlas owns no real estate and has no full time employees.  Atlas has not had any operations since late 1996 and will not have any operations of its own unless and until it engages in one or more of the activities described below.  Atlas is a "blank check" company which intends to enter into a business combination with its controlling stockholder, Bestway Coach Express Inc., a bus
service company that operates 23 busses in New York, New Jersey and Connecticut.   See “Recent Developments” below.

Recent Developments

         On April 23, 2002, Bestway Coach Express Inc., a New York corporation acquired 7,000,000 shares of the Common Stock,
$0.00001 par value per share, of Atlas from Stephen M. Siedow, who, prior to the acquisition of the shares by Bestway, was the sole officer and director of Atlas and its controlling stockholder.  The 7,000,000 shares represent approximately 74.9% of Atlas’ issued and outstanding common stock.

         Bestway acquired the shares pursuant to a Stock Purchase Agreement with Stephen M. Siedow, dated March 19, 2002.  The purchase price for the shares is $250,000 or $.0357 per share.  Also, in connection with the acquisition of the shares by Bestway,
Bestway loaned Atlas $101,500 to pay off some of Atlas’ accrued liabilities.  This loan is evidenced by a promissory note, dated
April 23, 2002, by Atlas in favor of Bestway.  The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003.

         Bestway obtained the funds needed to acquire the shares and make the loan through sales of its equity securities in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended.

         At the same time that Mr. Siedow sold the 7,000,000 shares to Bestway, Atlas granted Mr. Siedow piggy back registration rights relating to the remaining 1,282,872 shares that he continues to hold.  The piggy back registration rights require Atlas to use its reasonable best efforts to cause Mr. Siedow’s shares to be in included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that it files with the Securities and Exchange Commission under which
Atlas or its selling stockholders are selling Atlas securities for cash.  As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of:  (i) one percent of the shares of Atlas’ common stock outstanding as shown by the most recent report or statement published by Atlas, (ii) the average weekly reported volume of trading in Atlas’ securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where Atlas’ common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares.

         On April 23, 2002, Atlas also granted Mid Continental Securities Corp. a warrant for the purchase of 200,000 shares of
Atlas’ common stock at an exercise price of $0.03 per share.  The Warrant has a 3 year term and is fully vested.  The Warrant was issued to Mid Continental Securities Corp. as payment for consulting services provided to Atlas in connection with the transactions described above.

         On April 23, 2002, Mr. Siedow resigned from all offices that he holds with Atlas and as a Director of Atlas.  At the same time, (1) Wilson Cheng, the President of Bestway, was appointed as the President, Treasurer and Chairman of the Board of Atlas, (2)
Vivian Cheng, the Executive Vice President of Bestway, was appointed as the Executive Vice President of Atlas and as a director of
Atlas, (3) Kelvin Chan, the Chief Operating Officer of Bestway, was appointed as the Chief Operating Officer and as a director of
Atlas, (4) Jovi Chen, the Vice President of Sales and Marketing of Bestway, was appointed as the Vice President of Sales and
Marketing of Atlas and (5) Ronald C. H. Lui, the Assistant Treasurer of Bestway, was appointed as the Assistant Treasurer of Atlas.

         Atlas also filed an Information Statement on Schedule 14C relating to a special meeting of the shareholders of Atlas.  Among the proposals to be considered at the meeting is the proposed share exchange with the stockholders of Bestway.  Pursuant to the share exchange Atlas (after it is redomiciled in Delaware and its name is changed to AMCO Transport Holdings, Inc.) will issue, in the aggregate, 28,000,000 shares of Atlas’ common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of Bestway.  Bestway will become a wholly-owned subsidiary of Atlas and the stockholders of Bestway will own, assuming no shares of Atlas common stock are issued prior to the consummation of this share exchange, approximately 75% of Atlas’ common stock.  The existing stockholders of Atlas-Republic would therefore own the remaining 25% of Atlas’ common stock.  The remaining group of Atlas-Republic Corporation stockholders consists of Bestway itself , which would continue to own 7,000,000 shares of Atlas’
common stock after the share exchange is consummated (approximately 18.69%), Stephen M. Siedow, who will continue to own 1,282,872 shares of our common stock after the share exchange is consummated (approximately 3.43%) and the other stockholders of Atlas-Republic
Corporation, who will continue to own, in the aggregate, 1,060,878 shares of our common stock after the share exchange is consummated
(approximately 2.83%).

         Mr. Siedow and Bestway have already indicated that they will vote in favor of all proposals to be considered at the stockholders meeting.  Since these stockholders own more than a majority of Atlas’ issued and outstanding common stock, the proposals
(including the share exchange proposal referred to above) will be approved at the meeting.

         Bestway was incorporated in New York on August 4, 1997.  It is a motorcoach service provider with 23 motorcoaches and 1 van.  Bestway currently provides specialized destination route services to casinos in Atlantic City, New Jersey, which accounts for approximately 55% of its revenues, charter services to tour and travel agencies, which accounts for approximately 33% of its revenues and airport services, sightseeing services and other services which accounts for the remaining 10% of its revenues.  Bestway maintains a garage depot at 183 7th Avenue, Brooklyn, New York  11215, which is located in the Park Slope area of Brooklyn.  Its bus fleet and maintenance department is located at this garage.  Bestway’s executive offices are located at 2 Mott Street, New York, New
York 10013.  Its telephone number at this address is (212) 608-8988 and its fax number at this address is (212) 608-9169.  Bestway currently has 30 full-time employees and no part-time employees.

Employees

         Atlas has no full-time employees, and its only employees currently are its officers.  It is not expected that Atlas will have additional full-time or other employees except upon consummation of the contemplated share exchange with Bestway.

Results of Operations

First Quarter 2002 - During the first fiscal quarter ended March 31, 2002, Atlas incurred a net loss of $23,500. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

First Quarter 2001 - During the first fiscal quarter ended March 31, 2001, Atlas incurred a net loss of $9,094. Expenses in the quarter related primarily to accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

Liquidity and Capital Resources

         Atlas had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate.  Since inception, Atlas has accumulated a deficit (net loss) of $814,078.

         Atlas has no commitment for any capital expenditure and foresees none until after it effects the contemplated business combination with Bestway.  However, Atlas will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in holding its upcoming  special meeting and accomplishing, at or after such meeting, (i) the election of directors, (ii) reincorporation in the State of Delaware and concurrent name change to AMCO Transport Holdings, Inc., (iii) a business combination with Bestway Coach Express Inc., (iv) the adoption of a 2002 Stock Plan and a 2002 Employee Stock Compensation
Plan and (v) the ratification of Livingston, Wachtell  Co., LLP as its new accountants.  Atlas's cash requirements for the next twelve months, assuming that a business combination with Bestway occurs and Atlas commences its new acquisition strategy, will be significant and, therefore, in order to begin to fulfill its new business plan of becoming an nationwide motorcoach service provider
Atlas will need to raise significant capital through the private placement of its securities, loans from banks, financial institutions or other third parties including officers, directors and other affiliates of the Atlas or through any other alternative financing means.  It is very likely that any financing activities that Atlas engages in will result in significant dilution to Atlas’
existing stockholders.

         Atlas believes that management members or shareholders will loan funds to Atlas as needed for operations until Atlas is able to raise sufficient capital to fulfill its business plan.  Management and the shareholders are not obligated to provide funds to
Atlas, however, and it is not certain they will always want or be financially able to do so.  Atlas shareholders and management members who advance money to Atlas to cover operating expenses will expect to be reimbursed.

         Should existing management or shareholders refuse to advance needed funds and should Atlas be otherwise unable to raise sufficient capital to maintain its existing operations or commence its acquisition strategy severe consequences would result, including among others:

         (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Atlas's stock and could result in fines and penalties to Atlas under the Exchange Act;

         (2)  inability to complete the contemplated acquisition of Bestway  or if such acquisition is completed, but financing is not then obtained, the failure of Bestway’s existing business could result and then Atlas would be unable to accomplish, or even commence, its new business plan of becoming a nationwide motorcoach service provider.

Item 6. Exhibits and Reports on Form 8-K.

(a) EXHIBITS. None

(b) REPORTS ON FORM 8-K.

         Current Report on Form 8-K filed April 24, 2002 regarding an event that occurred on April 23, 2002.

         Current Report on Form 8-K filed May 20, 2002 regarding an event that occurred on May 15, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 20, 2002

ATLAS-REPUBLIC CORPORATION

By:  /s/  Wilson Cheng
   -------------------------------------
     Wilson Cheng, CEO, President
    Treasurer and Chairman of the Board

