Form 10KSB
period 2002-06-30
ATLAS REPUBLIC CORP
filed 2002-08-12
CIK 1136331

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

                                Quarterly Report Pursuant to Section 13 or 15(d) of
                                        the Securities Exchange Act of 1934

                          For the Quarter Ended June 30, 2002 Commission File No. 0-32433

                                            ATLAS-REPUBLIC CORPORATION

                              (Exact name of Registrant as specified in its charter)

             COLORADO                                                                          84-1300072
------------------------------                                                            -----------------------
(State or other jurisdiction of                                                          (I.R.S. Empl. Ident. No.)
 incorporation or organization)

        2 Mott Street, 7th Floor
           New York, New York                                                                      10013
--------------------------------------                                                          ------------
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

Yes X      No
-----      -------

         The number of shares outstanding of each of the registrant's classes of common equity, as of  August 2,
2002 are as follows:

Class of Securities                                      Shares Outstanding
--------------------------                               -------------------------------
Common Stock, $0.00001 par value                           9,543,750

ITEM 1.     FINANCIAL STATEMENTS

                                            ATLAS-REPUBLIC CORPORATION

                                                   jUNE 30, 2002
                                                    (unaudited)

                                                     I N D E X

                                                                                                    PAGE NO.

CONDENSED  CONSOLIDATED BALANCE SHEETS                                                                  2
       June 30, 2002 and December 31, 2001

CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS                                                        3
       For the six months ended June 30, 2002 and 2001 and
       For the three months ended March 31, 2002 and 2001

CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS                                                        4
       For the six months ended June 30, 2002 and 2001

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                        5

                                 The accompanying notes are an integral part of
                                 the condensed consolidated financial statements.

                                            ATLAS-REPUBLIC CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                      Assets

           Total assets                                                   $       -             $       -
                                                                          ===============       ===============

                                     Liabilities and Stockholders’ Deficiency

Current liabilities
     Accounts payable and accrued liabilities                             $        15,101       $        21,590
     Due to officer/stockholder                                                   105,510                50,437

           Total liabilities                                                      120,611                72,027

Stockholders' deficiency
     Preferred stock; $.00001 par value; authorized –
         20,000,000 shares; issued – none                                         -                      -
     Common stock; $.00001 par value; authorized –
         500,000,000 shares; issued and outstanding –
         9,343,750 shares                                                              93                    93
     Additional paid-in-capital                                                   718,458               718,458
     Accumulated deficit                                                         (839,162)             (790,578)

           Total stockholders' deficiency                                        (120,611)              (72,027)

           Total liabilities and stockholders' deficiency                 $       -             $       -
                                                                          ===============       ===============

                                  The accompanying notes are an integral part of
                                        the condensed financial statements.

                                             ATLAS-REPUBLIC CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                         Three Months Ended                          Six Months Ended
                                                              June 30,                                   June 30,
                                                              --------                                   --------

                                                          2002                 2001               2002              2001
                                                          ----                 ----               ----              ----
Cost and expenses
  General and  administrative expenses             $      23,571      $         5,137     $        47,071   $         15,015

Interest expense                                           1,513                -                   1,513              -
                                                   -------------      ---------------     ---------------   ----------------
    Net Loss                                       $     (25,084)     $        (5,137)    $       (48,584)  $        (15,015)

Basis loss per common share                        $        (.00)     $          (.00)    $          (.01)  $           (.00)
                                                   =============      ===============     ===============   ================

Weighted average shares outstanding                    9,343,750            9,560,056           9,343,750          9,560,056
                                                   =============      ===============     ===============   ================

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                             ATLAS-REPUBLIC CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                          2002                2001

Cash flows from operating activities
     Net loss                                                       $       (48,584)      $       (15,015)
    Adjustments to reconcile net loss to net cash provided by
          operating activities:
         Changes in operating assets and liabilities:                                                 750
              Increase in accounts payable                                   (6,489)

         Net cash used in operating activities                              (55,073)              (14,265)

Cash flows from financing activities
     Due to officer/ stockholder – net                                       55,073                14,265

      Net cash provided by financing activities                              55,073                14,265

Net increase in cash and cash equivalents                                    -                     -

Cash and cash equivalents - beginning of period                              -                     -

Cash and cash equivalents - end of period                           $        -            $        -
                                                                    ===============       ================

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                             ATLAS-REPUBLIC CORPORATION

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

The  accompanying  unaudited  condensed  consolidated  financial  statements  have been prepared in accordance with accounting  principles  generally  accepted in the United States of America for interim  financial  information and with the  instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly,  they do not include all of the information  and footnotes  required by accounting  principles  generally  accepted in the United States of America for annual  financial  statements.  In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered  necessary for a fair presentation  have been included.  Operating results for the six months ended June 30,  2002 are not  necessarily  indicative  of the  results  that may be  expected  for the year  ending
December 31, 2002. For further  information,  refer to the financial  statements and footnotes  thereto included in the Form 10-KSB for the year ended December 31, 2001.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The condensed  consolidated  financial statements  presented are those of Atlas-Republic  Corporation (the
         “Company”).  The Company  was  incorporated  on January 28, 1987 under the laws of the State of  Colorado.
         Prior to 1997, the Company  through its subsidiary,  Geda  Laboratories  (Canada)  Limited  (“Geda”),  had
         acquired  the  exclusive  distribution  rights in Canada to  certain  proprietary  products,  including  a topical (skin)  barrier lotion and an antiseptic  spermicide.  Geda  purchased  inventory  stocks of these products and  aggressively  tried to market and sell these  products.  Since 1997,  Geda has been inactive and in April 2002 was dissolved.

         The Company  formed a Delaware  subsidiary on April 18, 2002,  Amco  Transport  Holdings,  Inc.  ("Amco").
         Amco was formed for the sole  purpose of  reincorporating  the company in the state of  Delaware.  Subject to stockholder approval,  the proposed  reincorporation from Colorado to Delaware will be done as a result of a merger  between the Company and Amco.  Amco will be the surviving  corporation  in the merger and the company  name after the merger  will  change to Amco.  The  company  plans to  reincorporate  in  Delaware before the end of 2002.

         RESULTS OF OPERATIONS

         During the six months  ended June 30, 2002,  the Company has engaged in no  significant  operations  other than the  acquisition  of capital  for general  and  administrative  expenses.  During  this  period,  the
         Company  received no  operating  revenues.  General  and  administrative  expenses  consist  primarily  of professional fees.

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                             ATLAS-REPUBLIC CORPORATION

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         USE OF ESTIMATES IN THE PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         As  a  result  of  the   difficulties   presented  in  the   valuation   of  the  loans   payable  due  to
         officer/stockholder  because of their related party nature  estimating  the fair value of these  financial instruments  is not  considered  practicable.  The fair values of all other assets and  liabilities do not differ  materially  from their carrying  amounts.  None of the above is derivative  financial  instruments and none is held for trading purposes.

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

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                             ATLAS-REPUBLIC CORPORATION

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

2.       STOCKHOLDERS’ DEFICIENCY

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

         On April 23, 2002,  Bestway Coach Express Inc.  (“Bestway”),  an unrelated New York  corporation  acquired
         7,000,000  shares of common stock of the Company from an  officer/stockholder  (“officer”),  who, prior to the  acquisition  of the shares by  Bestway,  was the sole  officer  and  director  of the Company and its controlling  stockholder.  The 7,000,000  shares represent  approximately  75% of the Company's issued and outstanding common stock at June 30, 2002.

         Bestway  acquired  the shares  pursuant to a Stock  Purchase  Agreement  with the officer and the purchase price for the  shares was  $250,000  or  approximately  $.0357 per share.  Also,  in  connection  with the acquisition  of the shares,  Bestway  loaned the Company  $101,500  to pay off the loan  balance  from the officer and some of the  Company's  accrued  liabilities.  This loan is evidenced  by a  promissory  note, dated April 23, 2002,  by the Company in favor of Bestway.  The note bears  interest at the simple rate of
         8% and is due and  payable in full with  interest  on April 23,  2003.  The total  liability  to  Bestway, including  accrued  interest  of  $1,513  and other  fees paid by  Bestway  on behalf of the  company  was
         $104,050 at June 30, 2002

         On April 23, 2002, the Company also granted Mid  Continental  Securities  Corp. a warrant for the purchase of 200,000 shares of the Company’s  common stock at an exercise  price of $.03 per share.  The warrant has
         a 3 year  term and is fully  vested.  The  warrant  was  issued to Mid  Continental  Securities  Corp.  as payment for consulting  services  provided to the Company in connection  with the  transactions  described above.

         Dividends may be paid on  outstanding  shares as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                                 ATLAS-REPUBLIC CORPORATION

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

2.       STOCKHOLDERS’ DEFICIENCY (Continued)

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

3.   INCOME TAXES

     The Company did not provide any current or deferred  federal or state income tax  provision or benefit for any of the periods  presented  because to date, it has  experienced  operating  losses.  The Company has a federal net operating  loss  carryforward  of  approximately  $634,422  expiring in the year 2022.  The tax benefit of this net  operating  loss,  based on an  effective  tax rate of 40%, is  approximately  $254,000  and has been offset by a full  allowance  for  business  combination  under IRC Section  381.  For the six months and three months  ended June 30, 2002,  based on an effective  tax rate of 40%,  the  valuation  allowance  increased by
     $17,044 and $7,644, respectively.

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                             ATLAS-REPUBLIC CORPORATION

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

4.   RELATED PARTY TRANSACTIONS

     The Company is indebted to the officer for services  rendered and expenses  advanced on behalf of the Company, in the amount of $50,437 at December 31, 2001.  The Company  utilizes  office space  provided by the President of the Company at no charge.

5.   SUBSEQUENT EVENTS

     On July 1, 2002,  Mid-Continental  Securities  Corp.  exercised  its common  stock  purchase  warrant  for the purchase  of  200,000  shares  of  common  stock.  The  warrant  had an  exercise  price of $.03 per share and resulted in gross proceeds of $6,000.

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

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

ITEM 2.      PLAN OF OPERATION

Background.

         Atlas was incorporated under the laws of the State of Colorado on January 28, 1987. Atlas is authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value.  Atlas’ business activities prior to 1997 were conducted through its wholly owned subsidiary GEDA Laboratories (Canada) Limited, which was acquired in 1994.  GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream
(used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide.  GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in Canada.  Atlas has not had any operations since late 1996, has no significant assets and has $120,611 of liabilities as of June 30, 2002.

         Atlas owns no real estate and has no full time employees.  Atlas has not had any operations since late
1996 and will not have any operations of its own unless and until it effects a share exchange with its controlling stockholder.  Atlas is a "blank check" company which intends to enter into a business combination with its controlling stockholder, Bestway Coach Express Inc., a bus service company that operates 23 busses in
New York, New Jersey and Connecticut.   See “Recent Developments” below.

Recent Developments

         On April 23, 2002, Bestway Coach Express Inc., a New York corporation acquired 7,000,000 shares of the
Common Stock, $0.00001 par value per share, of Atlas from Stephen M. Siedow, who, prior to the acquisition of the shares by Bestway, was the sole officer and director of Atlas and its controlling stockholder.  The 7,000,000 shares represent approximately 73.35% of Atlas’ issued and outstanding common stock.

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

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

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

         On April 23, 2002, Atlas also granted Mid Continental Securities Corp. a warrant for the purchase of
200,000 shares of Atlas’ common stock at an exercise price of $0.03 per share.  The Warrant has a 3 year term and is fully vested.  The Warrant was issued to Mid Continental Securities Corp. as payment for consulting services provided to Atlas in connection with the transactions described above.  On July 1, 2002, Mid Continental
Securities Corp. exercised this warrant in full by delivering a notice of exercise to Atlas along with a check for $6,000 representing the full purchase price under the warrant.

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

         Atlas also filed an Information Statement on Schedule 14C relating to a special meeting of the shareholders of Atlas.  Among the proposals to be considered at the meeting is the proposed share exchange with the stockholders of Bestway.  Pursuant to the share exchange Atlas (after it is redomiciled in Delaware and its name is changed to AMCO Transport Holdings, Inc.) will issue, in the aggregate, 28,000,000 shares of Atlas’
common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of
Bestway.  Bestway will become a wholly-owned subsidiary of Atlas and the stockholders of Bestway will own, assuming no shares of Atlas common stock are issued prior to the consummation of this share exchange, approximately 75% of Atlas’ common stock.  The existing stockholders of Atlas-Republic would therefore own the remaining 25% of Atlas’ common stock.  The remaining group of Atlas-Republic Corporation stockholders consists of
Bestway itself , which would continue to own 7,000,000 shares of Atlas’ common stock after the share exchange is consummated (approximately 18.64%), Stephen M. Siedow, who will own 682,872 shares of our common stock after the share exchange is consummated (approximately 1.82%), John D. Brasher Jr. and his wife Lisa K. Brasher, who collectively own 600,000 shares of Atlas Common Stock that they acquired from Mr. Siedow on May 9, 2002
(approximately, 1.6%) and the other stockholders of Atlas-Republic Corporation, who will own, in the aggregate,
1,260,878 shares of our common stock after the share exchange is consummated (approximately 2.83%).  After the share exchange is consummated, Bestway will become a wholly-owned subsidiary of Atlas and the shares of Atlas
Common Stock held by Bestway will then be treated as treasury stock and will not have voting rights.

         Mr. Siedow, John D. Brasher Jr., Lisa K. Brasher and Bestway have already indicated that they will vote in favor of all proposals to be considered at the stockholders meeting.  Since these stockholders own more than a majority of Atlas’ issued and outstanding common stock, the proposals (including the share exchange proposal referred to above) will be approved at the meeting.

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

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

Results of Operations

Second Quarter 2002 - During the second fiscal quarter ended June 30, 2002, Atlas incurred a net loss of $25,084.
Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of an information statement relating to a special meeting of our stockholders at which, among other things, the proposed share exchange with Bestway will be voted on, miscellaneous filing fees, general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

Second Quarter 2001 - During the second fiscal quarter ended June 30, 2001, Atlas incurred a net loss of $5,137.
Expenses in the quarter related primarily to accounting costs and other general and administrative expenses. The
Company paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

         Atlas had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate.  Since inception, Atlas has accumulated a deficit (net loss) of $839,162.

         Atlas has no commitment for any capital expenditure and foresees none until after it effects the contemplated business combination with Bestway.  However, Atlas will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in holding its upcoming  special meeting and accomplishing, at or after such meeting, (i) the election of directors, (ii) reincorporation in the State of
Delaware and concurrent name change to AMCO Transport Holdings, Inc., (iii) a business combination with Bestway
Coach Express Inc., (iv) the adoption of a 2002 Stock Plan and a 2002 Employee Stock Compensation Plan and (v)
the ratification of Livingston, Wachtell & Co., LLP as its new independent auditors.  Atlas’ cash requirements for the next twelve months, assuming that a business combination with Bestway occurs and Atlas commences its new acquisition strategy, will be significant and, therefore, in order to begin to fulfill its new business plan of becoming an nationwide motorcoach service provider Atlas will need to raise significant capital through the private placement of its securities, loans from banks, financial institutions or other third parties including officers, directors and other affiliates of the Atlas or through any other alternative financing means.  It is very likely that any financing activities that Atlas engages in will result in significant dilution to Atlas’
existing stockholders.

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

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

         Should existing management or shareholders refuse to advance needed funds and should Atlas be otherwise unable to raise sufficient capital to maintain its existing operations or commence its acquisition strategy severe consequences would result, including among others:

         (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Atlas’ stock and could result in fines and penalties to
Atlas under the Exchange Act;

         (2)  inability to complete the contemplated acquisition of Bestway  or if such acquisition is completed, but financing is not then obtained, the failure of Bestway’s existing business could result and then Atlas would be unable to accomplish, or even commence, its new business plan of becoming a nationwide motorcoach service provider.

Item 6. Exhibits and Reports on Form 8-K.

(a) EXHIBITS. None

(b) REPORTS ON FORM 8-K

         Current Report on Form 8-K, filed April 24, 2002, relating to the change in conrtrol of the registrant
         Current Report on Form 8-K, filed May 20, 2002, relating to the change of our independent auditors.
         Current Report on Form 8-K/A, filed July 30, 2002, relating to the change of our independent auditors.

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 6, 2002

                                            ATLAS-REPUBLIC CORPORATION

By:  /s/  Wilson Cheng
   -------------------------------------
     Chairman, CEO and Treasurer
     (Principal Executive Officer and Principal Financial and Accounting Officer)

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

                                          CERTIFICATION OF 10-QSB REPORT
                                                        OF
                                            ATLAS-REPUBLIC CORPORATION
                                        FOR THE QUARTER ENDED JUNE 30, 2002

1. The undersigned is the Chief Executive Officer and Treasurer or Principal Accounting Officer of Atlas-Republic
Corporation.  This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the 10-QSB Report of Atlas-Republic Corporation for the quarter ended June 30, 2002.

2. The undersigned certify that such 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d)
of the Securities Exchange Act of 1934 and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of Atlas-Republic Corporation.

This Certification is executed as of August 6, 2002.

 By:    /s/ Wilson Cheng
 -----------------------------------------
Name:  Wilson Cheng
Title: Chairman, CEO and Treasurer
      (Principal Executive Officer and Principal Financial and Accounting Officer)

                                   The accompanying notes are an integral part of
                                        the condensed financial statements.

