Form 10QSB
period 2002-09-30
ATLAS REPUBLIC CORP
filed 2002-11-13
CIK 1136331

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 2002 Commission File No. 0-32433

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
common equity, as of November 12, 2002 are as follows:

      Class of Securities                         Shares Outstanding
   --------------------------              -------------------------------
Common Stock, $0.00001 par value                       9,543,750

ITEM 1.     FINANCIAL STATEMENTS

                           ATLAS-REPUBLIC CORPORATION

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                    I N D E X

                                                                   PAGE NO.

CONDENSED CONSOLIDATED BALANCE SHEET                                  2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                       3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                       4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      5

                           ATLAS-REPUBLIC CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     Assets

Total assets                                                    $      -
                                                                ================

                    Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities                      $       7,076
  Due to officers/stockholders                                        115,117
                                                                ----------------

   Total liabilities                                                  122,193
                                                                ----------------

Stockholders' deficiency
  Preferred stock - $.00001 par value
    20,000,000 shares - authorized
    issued - none

  Common stock - $.00001 par value;                                    -
   500,000,000 shares - authorized
   9,543,750 shares issued and outstanding                                 95
  Additional paid-in-capital                                          724,456
  Accumulated deficit                                                (846,744)
                                                                ----------------

   Total stockholders' deficiency                                    (122,193)
                                                                ----------------

   Total liabilities and stockholders' deficiency               $      -
                                                                ================

                 The accompanying notes are an integral part of
                       the condensed financial statements.

                                           ATLAS-REPUBLIC CORPORATION

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                   Three Months Ended                Nine Months Ended
                                      September 30,                    September 30,
                                      -------------                    -------------
                                 2002            2001            2002           2001
                                 ----            ----            ----           ----

Cost and expenses
  General and administrative
   expenses                   $      5,535   $      12,665    $     52,606   $     27,680

Interest expense                     2,047         -                 3,560        -
                              -------------  --------------   -------------  -------------

   Net loss                   $     (7,582)  $     (12,665)   $    (56,166)  $    (27,680)
                              =============  ==============   =============  =============

Basic loss per common share   $       (.00)  $        (.00)   $       (.01)  $       (.00)
                              =============  ==============   =============  =============

Weighted average shares
  outstanding                    9,543,750       9,343,750       9,411,397      9,487,454
                              =============  ==============   =============  =============

                 The accompanying notes are an integral part of
                       the condensed financial statements.

                           ATLAS-REPUBLIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                       2002             2001
                                                       ----             ----
Cash flows from operating activities:
  Net cash used in operating activities           $    (70,680)    $    (16,930)
                                                  -------------    -------------

Cash flows from financing activities:
  Due to officers/stockholders - net                    64,680           16,930

  Issuance of common stock                               6,000         -
                                                  -------------    -------------

  Net cash provided by financing activities             70,680           16,930
                                                  -------------    -------------

Net increase in cash and cash equivalents

                                                      -                -

Cash and cash equivalents - beginning of period       -                -
                                                  -------------    -------------

Cash and cash equivalents - end of period         $   -            $   -
                                                  =============    =============

                 The accompanying notes are an integral part of
                       the condensed financial statements.

                           ATLAS-REPUBLIC CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States  of  America  for  interim  financial  information  and  with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally  accepted  in the  United  States of  America  for  annual financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  The accounts of the Company and its  subsidiary are included in the condensed  consolidated financial statements.  All significant  intercompany accounts and transactions are eliminated in consolidation. Operating results for the nine months ended September 30, 2002 are not  necessarily  indicative of the results that may be expected for the year ending  December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The condensed consolidated financial statements presented are those of
         Atlas-Republic Corporation (the "Company"). The Company was
         incorporated on January 28, 1987 under the laws of the State of
         Colorado. Prior to 1997, the Company through its subsidiary, Geda
         Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide.
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

         RESULTS OF OPERATIONS

         During the nine months ended September 30, 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

2.       STOCKHOLDERS' DEFICIENCY

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

         On April 23, 2002, Bestway Coach Express Inc. ("Bestway"), an unrelated
         New York corporation acquired 7,000,000 shares of common stock of the
         Company from an officer/stockholder ("officer"), who, prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The 7,000,000 shares represent approximately 75% of the Company's issued and outstanding common stock at September 30, 2002.

         Bestway acquired the shares pursuant to a Stock Purchase Agreement with the officer and the purchase price for the shares was $250,000 or approximately $.0357 per share. Also, in connection with the acquisition of the shares, Bestway loaned the Company $101,500 to pay off the loan balance from the officer and some of the Company's accrued liabilities. This loan is evidenced by a one year promissory note, dated April 23, 2002, by the Company in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003. The total liability to Bestway, including accrued interest of $3,560 and other fees paid by Bestway on behalf of the company was $115,117 at September 30, 2002.

         On April 23, 2002, the Company also granted Mid Continental Securities
         Corp. a warrant for the purchase of 200,000 shares of the Company's common stock at an exercise price of $.03 per share. The warrant has a
         3 year term and is fully vested. The warrant was issued to Mid
         Continental Securities Corp. as payment for consulting services provided to the Company in connection with the transactions described above. On July 1, 2002, Mid-continental Securities Corp. exercised its common stock purchase warrant for the purchase of 200,000 shares of common stock. The warrant had an exercise price of $.03 per share and resulted in gross proceeds of $6,000.

         Dividends may be paid on outstanding shares as declared by the Board of
         Directors. Each share of common stock is entitled to one vote.

2.       STOCKHOLDERS' DEFICIENCY (Continued)

         1998 STOCK OPTION PLAN

         The Company has adopted a compensation stock option plan (the "CSO
         Plan"), which allows for the issuance of options to purchase up to
         3,500,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal
         Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan
         Administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

         1998 EMPLOYEE STOCK COMPENSATION PLAN

         The Company has adopted an employee stock compensation plan (the "ESC
         Plan"), which allows for the issuance of up to 2,500,000 shares of stock to employees, officers, directors and consultants of the Company.
         The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

3.   INCOME TAXES

     The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $648,000 expiring in the year
     2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $259,000 and has been offset by a full allowance for business combination under IRC Section 381. For the nine months and three months ended September 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $22,466 and $3,033, respectively.

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

ITEM 2.      PLAN OF OPERATION

Background.

     Atlas was  incorporated  under the laws of the State of Colorado on January
28, 1987. Atlas is authorized to issue 500,000,000 shares of common stock with a
$.00001 par value and  20,000,000  shares of preferred  stock with a $.00001 par value.  Atlas'  business  activities  prior to 1997 were  conducted  through its wholly owned subsidiary GEDA Laboratories  (Canada) Limited,  which was acquired in 1994. GEDA had acquired the exclusive  marketing and  distribution  rights in
Canada to certain proprietary products,  including a topical barrier cream (used primarily by medical,  emergency and police to protect  against blood  splashes)
and an  antiseptic  spermicide.  GEDA had acquired  inventory  stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in
Canada.  Atlas has not had any  operations  since late 1996,  has no significant assets and has $122,193 of liabilities as of September 30, 2002.

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
See "Recent Developments" below.

Recent Developments

     On April 23, 2002,  Bestway  Coach  Express  Inc.,  a New York  corporation acquired 7,000,000 shares of the Common Stock,  $0.00001 par value per share, of
Atlas from Stephen M. Siedow,  who,  prior to the  acquisition  of the shares by
Bestway,  was the  sole  officer  and  director  of  Atlas  and its  controlling stockholder.  The  7,000,000  shares  represent  approximately  73.35% of Atlas'
issued and outstanding common stock.

     Bestway  acquired the shares  pursuant to a Stock  Purchase  Agreement with
Stephen M. Siedow,  dated March 19, 2002.  The purchase  price for the shares is
$250,000 or $.0357 per share.  Also, in connection  with the  acquisition of the shares by  Bestway,  Bestway  loaned  Atlas  $101,500  to pay off some of Atlas'
accrued  liabilities.  This loan is evidenced by a promissory  note, dated April
23, 2002,  by Atlas in favor of Bestway.  The note bears  interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003.

     Bestway  obtained  the funds needed to acquire the shares and make the loan through sales of its equity securities in private  placements under Regulation D and Regulation S of the Securities Act of 1933, as amended.

     At the same time that Mr.  Siedow  sold the  7,000,000  shares to  Bestway,
Atlas  granted  Mr.  Siedow  piggy  back  registration  rights  relating  to the
remaining   1,282,872   shares  that  he  continues  to  hold.  The  piggy  back
registration  rights require Atlas to use its  reasonable  best efforts to cause
Mr. Siedow's shares to be in included in any registration  statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that it files with the  Securities and Exchange  Commission  under which Atlas or its selling  stockholders  are selling  Atlas  securities  for cash.  As part of the transaction,  Mr. Siedow also agreed that for the one year period  following the registration  of his  remaining  shares he will not sell during any  three-month period a number of those  shares that exceeds the greater of: (i) one percent of the shares of Atlas' common stock outstanding as shown by the most recent report or statement  published by Atlas,  (ii) the average  weekly  reported  volume of trading  in  Atlas'  securities  on all  national  securities  exchanges  and/or reported  through the  automated  quotation  system of a  registered  securities association  and/or reported  through the OTC Bulletin Board and any other venue where Atlas' common stock is traded during the four calendar  weeks  immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares.

     On April 23, 2002,  Atlas also granted Mid Continental  Securities  Corp. a warrant for the purchase of 200,000 shares of Atlas' common stock at an exercise price of $0.03 per share. The Warrant has a 3 year term and is fully vested. The
Warrant was issued to Mid Continental Securities Corp. as payment for consulting services provided to Atlas in connection with the transactions  described above.
On July 1, 2002, Mid Continental Securities Corp. exercised this warrant in full by  delivering  a notice of  exercise  to Atlas  along  with a check for  $6,000 representing the full purchase price under the warrant.

     On April 23, 2002, Mr. Siedow  resigned from all offices that he holds with
Atlas and as a Director  of Atlas.  At the same  time,  (1)  Wilson  Cheng,  the
President of Bestway, was appointed as the President,  Treasurer and Chairman of the Board of Atlas,  (2) Vivian Cheng,  the Executive Vice President of Bestway,
was  appointed  as the  Executive  Vice  President of Atlas and as a director of
Atlas, (3) Kelvin Chan, the Chief Operating Officer of Bestway, was appointed as the Chief Operating  Officer and as a director of Atlas, (4) Jovi Chen, the Vice
President of Sales and Marketing of Bestway, was appointed as the Vice President of Sales  and  Marketing  of Atlas  and (5)  Ronald  C. H.  Lui,  the  Assistant
Treasurer of Bestway,  was  appointed as the  Assistant  Treasurer of Atlas.  On
November 5, 2002,  the Board of  Directors  of Atlas'  adopted a  resolution  by written  consent  that  removed  Mr.  Lui form  his  position  as the  Assistant
Treasurer of Atlas without cause. On November 2, 2002 the boards of directors of
AMCO and  Bestway  also  removed  Mr.  Lui from his  position  as the  Assistant
Treasurer of those companies without cause.

     Atlas also filed an  Information  Statement  on Schedule  14C relating to a special  meeting  of the  shareholders  of  Atlas.  Among  the  proposals  to be considered at the meeting is the proposed share  exchange with the  stockholders of Bestway.  Pursuant to the share  exchange  Atlas (after it is  redomiciled in
Delaware and its name is changed to AMCO Transport  Holdings,  Inc.) will issue, in the  aggregate,  28,000,000  shares of  Atlas'  common  stock to the  Bestway stockholders in exchange for all of the issued and  outstanding  common stock of
Bestway.  Bestway  will  become  a  wholly-owned  subsidiary  of  Atlas  and the stockholders  of Bestway will own,  assuming no shares of Atlas common stock are issued prior to the  consummation of this share exchange,  approximately  75% of
Atlas' common stock. The existing stockholders of Atlas-Republic would therefore
own  the  remaining  25%  of  Atlas'  common  stock.   The  remaining  group  of
Atlas-Republic Corporation stockholders consists of Bestway itself , which would continue to own 7,000,000 shares of Atlas' common stock after the share exchange is consummated  (approximately 18.64%),  Stephen M. Siedow, who will own 682,872
shares  of  our  common   stock  after  the  share   exchange   is   consummated
(approximately  1.82%),  John D. Brasher Jr. and his wife Lisa K.  Brasher,  who collectively  own 600,000  shares of Atlas Common Stock that they  acquired from
Mr. Siedow on May 9, 2002  (approximately,  1.6%) and the other  stockholders of
Atlas-Republic Corporation, who will own, in the aggregate,  1,260,878 shares of our common stock after the share exchange is consummated  (approximately 2.83%).
After the share  exchange is  consummated,  Bestway  will become a  wholly-owned subsidiary  of Atlas and the shares of Atlas  Common  Stock held by Bestway will then be treated as treasury stock and will not have voting rights.

     Mr.  Siedow,  John D. Brasher Jr., Lisa K. Brasher and Bestway have already indicated  that they will vote in favor of all proposals to be considered at the stockholders  meeting.  Since  these  stockholders  own more than a majority  of
Atlas' issued and outstanding  common stock, the proposals  (including the share exchange proposal referred to above) will be approved at the meeting.

     The  meeting  will  be held  on  Wednesday,  November  13,  2002 at  Atlas'
executive  offices.  Management  expects to consummate  the merger with AMCO and effect all of the other proposals to be voted or at the meeting other than the share exchange as soon as practicable after the meeting is held.  Management has indicated that it may  recommend to the Board of  directors  that the Board temporarily  delay the consummation of the share exchange.

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
Bestway's  executive  offices are located at 2 Mott Street,  New York,  New York
10013. Its telephone number at this address is (212) 608-8988 and its fax number at this address is (212) 608-9169.  Bestway currently has 30 full-time employees and no part-time employees.

Employees

     Atlas has no full-time employees,  and its only employees currently are its officers.  It is not expected that Atlas will have additional full-time or other employees  except upon  consummation  of the  contemplated  share  exchange with
Bestway.

Results of Operations

Third Quarter 2002 - During the third fiscal  quarter ended  September 30, 2002,
Atlas incurred a net loss of $7,582.  Expenses in the quarter related  primarily to legal and accounting  fees incurred in connection  with the preparation of an information  statement  relating  to a special  meeting of our  stockholders  at which,  among other  things,  the proposed  share  exchange with Bestway will be voted on,  miscellaneous  filing fees,  general legal and  accounting  costs and other general and administrative  expenses. The Company paid no rent or salaries and had no operations during the quarter.

Third Quarter 2001 - During the third fiscal  quarter ended  September 30, 2001,
Atlas incurred a net loss of $12,665.  Expenses in the quarter related primarily to accounting costs and other general and administrative  expenses.  The Company paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

     Atlas  had  $-0-  cash on hand at the end of the  quarter  and had no other assets to meet ongoing  expenses or debts that may accumulate.  Since inception,
Atlas has accumulated a deficit (net loss) of $846,744.

     Atlas has no commitment for any capital expenditure and foresees none until after it effects the contemplated  business  combination with Bestway.  However,
Atlas will incur routine fees and expenses incident to its reporting duties as a public  company,  and it will incur  expenses  in holding its  upcoming  special meeting  and  accomplishing,  at or after  such  meeting,  (i) the  election  of directors,  (ii)  reincorporation  in the State of Delaware and concurrent  name change to AMCO  Transport  Holdings,  Inc.,  (iii) a business  combination  with
Bestway Coach  Express  Inc.,  (iv) the adoption of a 2002 Stock Plan and a 2002
Employee  Stock  Compensation  Plan  and (v)  the  ratification  of  Livingston,
Wachtell & Co., LLP as its new independent  auditors.  Atlas' cash  requirements for the next twelve months,  assuming that a business  combination  with Bestway occurs and Atlas  commences its new  acquisition  strategy,  will be significant and,  therefore,  in order to begin to fulfill its new business plan of becoming an nationwide  motorcoach  service provider Atlas will need to raise significant capital  through  the private  placement  of its  securities,  loans from banks, financial institutions or other third parties including officers,  directors and other affiliates of the Atlas or through any other alternative  financing means.
It is very  likely  that any  financing  activities  that Atlas  engages in will result in significant dilution to Atlas' existing stockholders.

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

     (1) failure to make timely filings with the SEC as required by the Exchange
Act,  which also probably  would result in suspension of trading or quotation in
Atlas' stock and could result in fines and penalties to Atlas under the Exchange
Act;

     (2)  inability to complete the  contemplated  acquisition  of Bestway or if such acquisition is completed,  but financing is not then obtained,  the failure of Bestway' s existing  business  could result and then Atlas would be unable to accomplish,  or even  commence,  its new business  plan of becoming a nationwide motorcoach service provider.

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

DATED: November 12, 2002

                           ATLAS-REPUBLIC CORPORATION

By:  /s/  Wilson Cheng
   -------------------------------------
     Chairman, CEO and Treasurer
(Principal Executive Officer and Principal Financial or
 Accounting Officer)

                         CERTIFICATION OF 10-QSB REPORT
                                       OF
                           ATLAS-REPUBLIC CORPORATION
                    FOR THE QUARTER ENDED September 30, 2002

1. The  undersigned  is the Chief  Executive  Officer and Treasurer or Principal
Accounting  Officer of Atlas-Republic  Corporation.  This  Certification is made pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002. This  Certification
accompanies  the 10-QSB  Report of  Atlas-Republic  Corporation  for the quarter ended September 30, 2002.

2. The undersigned certify that such 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934
and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of
Atlas-Republic Corporation.

This Certification is executed as of November 12, 2002.

 By:    /s/ Wilson Cheng
 -----------------------------------------
Name:  Wilson Cheng
Title: Chairman, CEO and Treasurer
      (Principal Executive Officer and Principal Financial and Accounting
       Officer)

