Form 10KSB
period 2002-12-31
AMCO TRANSPORT HOLDINGS INC
filed 2003-04-15
CIK 1136331

          -------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002          Commission File No. 0-32433

                          AMCO TRANSPORT HOLDIGNS, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                      84-1300072
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

      2 Mott Street, 7th Floor
          New York, NY 10013                               (212) 608-8988
(Address of Principal Executive Office)              (Registrant's Telephone No.
                                                         Including Area Code)

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

YES __X__  NO _____

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES ____  NO __X__

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 2,545,750 shares of common stock of the registrant held by non-affiliates on December 31, 2002, was not determinable.

     At April 1, 2003, a total of 9,543,750 shares of common stock were outstanding.

                                                TABLE OF CONTENTS

PART I....................................................................................................3

Item 1.  Description of Business..........................................................................3

Item 2.  Description of Property..........................................................................13

Item 3.  Legal Proceedings................................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders..............................................13

PART II...................................................................................................13

Item 5.  Market for Common Equity and Related Stockholder Matters.........................................13

Item 6.  Management's Discussion and Analysis or Plan of  Operation.......................................15

Item 7.  Financial Statements.............................................................................18

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............18

PART III..................................................................................................18

Item 9.  Directors and Executive Officers of the Registrant...............................................18

Item 10. Executive Compensation...........................................................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder Matters..........................................................................20

Item 12. Certain Relationships and Related Transactions...................................................22

Item 13. Exhibits, List and Reports on Form 8-K...........................................................23

Item 14 Controls and Procedures...........................................................................24

Item 15 Principal Accountant Fees and Services............................................................24

Signatures................................................................................................26

Certifications............................................................................................27

Index to Financial Statements.............................................................................28

Financial Statements......................................................................................29

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements and information relating to AMCO TRANSPORT HOLDINGS, INC. that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     We were incorporated under the laws of the State of Colorado on January 28, 1987 under the name Atlas-Republic Corporation. In August 1988, in consideration of expenses advanced and services rendered, we issued 280,000 restricted shares to three of our officers and directors. In September 1989, we issued 1,407,500 shares of restricted stock to six individuals and one entity in exchange for cash. In June 1990, we issued 2,000,000 shares of restricted stock to our then President for services rendered and cash advances, and repurchased 187,500 shares previously sold in the September 1989 private placement. We subsequently canceled these shares. In August 1990, we issued 6,500,000 shares of restricted stock to our then President for services rendered and cash advances. As of December 31, 1990, there were issued and outstanding 10,000,000 shares of our common stock.

     Between November 1988 and March 1994, our then President transferred (i) 83,000 restricted shares of our stock to 29 individuals who were relatives and friends, and (ii) 420,000 restricted shares of our stock to an affiliated corporation. We have informed these shareholders that all shares of our stock issued or transferred on or before March 8, 1994 cannot be sold or transferred in the public markets unless these shares are registered for resale under the Securities Act of 1933, as amended ("Act") or otherwise as permitted by law.

     MFI Multifunding, Inc., a Canadian corporation, acquired control of us in March 1994 by purchasing 8,993,750 restricted shares of our stock in private arm's length transactions. Between May 1994 and June 1996, we made an offering of our common stock to Canadian citizens pursuant to Regulation S at US$1.00 per share. We sold 389,630 shares of our stock to 111 individuals. Between August and December of 1994, we sold US$150,000 in convertible debentures to seven Canadian individuals and three corporate entities. The unsecured debentures paid interest at 12% and were convertible into our common stock. In August 1977, the outstanding debentures, promissory notes aggregating $10,000 in amount from four Canadian individuals, and accrued interest owed on such notes and debentures were converted into 213,748 shares of our common stock.

     In 1994, we issued 38,000 shares of restricted stock to our then President and 50,000 shares of restricted stock to a consultant, both Canadian citizens, for services rendered. In 1996, we issued 5,000 shares of restricted stock to an officer, a Canadian citizen, for services rendered. During the period that MFI controlled us, MFI donated to our treasury 696,378 shares of restricted stock that it owned. These shares were subsequently cancelled by us on our stock transfer records. As of December 31, 1997, there were issued and outstanding 10,000,000 shares of our common stock.

     The proceeds from these common stock sales and debt offerings were used for the following purposes:

     (i) to acquire control of GEDA Laboratories (Canada) Limited, a Canadian corporation, which became our wholly owned subsidiary;

     (ii) to acquire inventory stocks of barrier cream and antiseptic spermicide for resale, and

     (iii) pay certain of GEDA's general and administrative expenses.

     GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide.

     By late 1996, we and GEDA were both dormant, primarily due to lack of funding and the poor health of our then President. In August 1998, Stephen M. Siedow became our President and acquired control of us by purchasing 8,282,872 shares of our common stock from MFI in a private arm's-length transaction. MFI retained ownership of 14,500 shares of our common stock. Mr. Siedow has informed us that he will not sell these shares in the public markets until they have been registered for resale under the Act or otherwise as permitted by law.

     In March 2001, three of our shareholders donated 656,250 shares of our common stock that they had previously purchased for cash to us. These shares were subsequently cancelled by us on our stock transfer records. As of March 31, 2001, there were issued and outstanding 9,343,750 shares of our common stock.

     On April 23, 2002, Bestway Coach Express Inc., a New York corporation, acquired 7,000,000 shares of our common stock from Mr. Siedow. The 7,000,000 shares represent approximately 73.35% of our issued and outstanding common stock.

     Bestway acquired the shares pursuant to a Stock Purchase Agreement with Mr. Siedow, dated March 19, 2002. The purchase price for the shares is $250,000 or $.0357 per share. Also, in connection with the acquisition of the shares by Bestway, Bestway loaned us $101,500 to pay off some of our accrued liabilities. This loan is evidenced by a promissory note, dated April 23, 2002, by us in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003.

     Bestway obtained the funds needed to acquire the shares and make the loan through sales of its equity securities in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended.

     On April 23, 2002, we also granted Mid Continental Securities Corp. a warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.03 per share. The Warrant has a 3 year term and is fully vested. The Warrant was issued to Mid Continental Securities Corp. as payment for consulting services provided to us in connection with the transactions described above. On July 1, 2002, Mid Continental Securities Corp. exercised this warrant in full by delivering a notice of exercise to us along with a check for $6,000 representing the full purchase price under the warrant.

     On April 23, 2002, Mr. Siedow resigned from all offices that he holds with us and as our Director. At the same time, (1) Wilson Cheng, the President of Bestway, was appointed as our President, Treasurer and Chairman of our Board,
(2) Vivian Cheng, the Executive Vice President of Bestway, was appointed as our Executive Vice President and as one of our directors, (3) Kelvin Chan, the Chief Operating Officer of Bestway, was appointed as our Chief Operating Officer and as one of our directors, (4) Jovi Chen, the Vice President of Sales and Marketing of Bestway, was appointed as our Vice President of Sales and Marketing and (5) Ronald C. H. Lui, the Assistant Treasurer of Bestway, was appointed as our Assistant Treasurer. On November 5, 2002, our Board of Directors adopted a resolution by written consent that removed Mr. Lui form his position as our Assistant Treasurer without cause. On November 2, 2002 the boards of directors of Bestway also removed Mr. Lui from his position as the Assistant Treasurer of Bestway without cause.

     On November 13, 2002 a meeting of our stockholders was held. Bestway, the record holder of 7,000,000 shares of our common stock constituting 73.35% of our issued and outstanding common stock and a quorum was the only stockholder present at the meeting. All shares voting at the meeting were voted in favor of the following proposals: (1) the election of Mr. Wilson Cheng, Ms. Vivian Cheng and Mr. Kelvin Chan to the Board of Directors,

(2) A proposal to change our corporate name from Atlas-Republic Corporation to "AMCO Transport Holdings, Inc.", (3) A proposal to change our state of incorporation from Colorado to Delaware by means of a merger of Atlas-Republic Corporation with and into AMCO Transport Holdings, Inc., a newly formed Delaware corporation that is wholly owned by us, (4) A proposal to approve a share exchange agreement among us and the shareholders of Bestway Coach Express Inc., pursuant to which each shareholder of Bestway will exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 28,000,000 shares of our authorized, but unissued, common stock, (5) A proposal to approve the AMCO Transport Holdings, Inc. 2002 Stock Plan, (6) A proposal to approve the AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan, and (7) A proposal to change our independent auditors to Livingston, Wachtell & Co., LLP for fiscal year 2002.

     Following the Special Meeting of our stockholders that was held on November 13, 2002, a joint meeting of the Board of Directors of each of Atlas-Republic Corporation, AMCO Transport Holdings, Inc. and Bestway Coach Express Inc. was held. At that meeting the members of the boards of directors of each of Atlas, AMCO and Bestway unanimously approved an amendment to a Share Exchange Agreement, dated June 28, 2002, among AMCO, Bestway and the stockholders of Bestway. The amendment allows the Boards of Directors of AMCO and Bestway to jointly agree to defer or abandon the proposed business combination between AMCO and Bestway at any time prior to the closing of that business combination. The amendment was then executed by AMCO, Bestway and a majority in interest of Bestway's stockholders. The Boards of Directors of Atlas, AMCO and Bestway also resolved at the meeting that the proposed share exchange would be delayed for a period of 90 days. The members of our Board of Directors felt that it would be in the best interests of our stockholders to delay the meeting for a 90 day period because Bestway's financial condition has deteriorated since the execution of the Share Exchange Agreement on June 28, 2002. The 90 day period was proposed to provide Bestway with an opportunity to implement its business strategies and begin to improve its financial condition before the companies are combined. In February 2003 our board of directors held another meeting at which it was again resolved to delay the consummation of the share exchange for a period of 90 days.

     On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, our name has been changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board. The new symbol for the common stock is "ATHO".

     We own no real estate and have no full time employees, and we will have no operations of our own unless and until we consummate the share exchange with Bestway or engage in one or more of the activities described below under this
ITEM 1. We are currently a blank check company which intends to enter into a business combination with Bestway or one or more as yet unidentified privately held businesses.

EXCHANGE ACT REGISTRATION

     We voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC" or "Commission") in order to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We are required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If our duty to file reports under the Exchange Act is suspended, we intend to nonetheless continue filing reports on a voluntary basis if we are able to do so.

PROPOSED BUSINESS

     We have entered into a share exchange agreement with the stockholders of Bestway as described above, however, there can be no assurance that we will consummate the acquisition of Bestway in accordance with such agreement. Our board of directors and the board of directors of Bestway have delayed the consummation of the share exchange because they felt that it would be in the best interests of our stockholders due to the fact that Bestway's financial condition has deteriorated since the execution of the Share Exchange Agreement on June 28,

2002. The delay is intended to provide Bestway with an opportunity to implement its business strategies and begin to improve its financial condition before the companies are combined.

     We intend to enter into a business combination with Bestway or one or more as yet unidentified privately held businesses. Management believes that we will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

     If we effect a business combination with any entity other than Bestway, our current officers and directors probably will resign their directorship and officer positions with us in connection with our consummation of a business combination. See "Form of Acquisition" below. In such an instance, our current management will not have any control over the conduct of our business following the completion of a business combination.

     It is anticipated that business opportunities, other than the current opportunity with Bestway, will come to our attention from various sources, including our management, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We do not have any plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for us. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

PRE-COMBINATION ACTIVITIES

     We are a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that we will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. The term "business combination" (or "combination") means the result of (i) a statutory merger of a combination candidate into or its consolidation with us or our wholly owned subsidiary that would be formed for the purpose of the merger or consolidation,
(ii) the exchange of our securities for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by us for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of our shareholders prior to consummation. Pending negotiation and consummation of a combination, we anticipate that we will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     We anticipate that the business opportunities presented to us will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     Although we have entered into the share exchange agreement with Bestway as described above, there can be no assurance that the transactions contemplated by that agreement will be consummated. If such transactions are not consummated, there is no assurance that we will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to us. Our Board of Directors has not established a time limitation by which we must consummate a suitable combination; however, if we are unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of our Board of Directors, the Board of Directors will probably recommend that we liquidate and dissolve. It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our lack of capital. This lack of diversification will not permit us to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     Our board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Our shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by our management for acquisition. Generally, the prior approval of our shareholders will be required for any statutory merger of us with or into another company, but shareholder approval will not be required if the following requirements are met: (1) our articles of incorporation will not change as a result of the merger; and (2) following the merger, each person who was our shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into us of a company in which we already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of our shareholders will not be required by law so long as we acquire the shares or assets of the other company.

     However, it is anticipated that our shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a),
(d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

COMBINATION SUITABILITY STANDARDS

     The analysis of candidate companies will be undertaken by or under the supervision of our President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, we anticipate that we may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Our perception of how any particular candidate will be received by the investment community and by our stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC.

     4. Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by us as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We cannot predict when we may participate in a business combination. We expect, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

         Management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

         Prior to consummation of any combination (other than a mere sale by insiders of a controlling interest in our common stock) we intend to require that the combination candidate provide us with the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to our management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy our reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, our management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with us too burdensome and expensive in light of the perceived potential benefits from a combination.

FORM OF ACQUISITION

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of our promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of us and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, there is no assurance that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote or opportunity for approval by our shareholders.

     It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other of our securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

     We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, we anticipate that we, and/or our officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither us nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

POST COMBINATION ACTIVITIES

     Management anticipates that, following consummation of a combination, control of us will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing our incumbent directors with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of our control there should arise any arrangement or understanding for a change in a majority of our directors and the change in the board of directors is not approved in advance by our shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to our shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFIT TO INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of us may be purchased from our current principal shareholders ("insiders") by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In our judgment, none of our officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by our insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that our shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, our shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     We may require that a company being acquired repay all advances made to us by our shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from our insiders or paying compensation to any our officers, directors or shareholders or their respective affiliates.

POSSIBLE ORIGINATION OF A BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, we may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve our origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that we may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for us.

     Any funds needed to originate and develop a business would almost certainly be raised from the sale of our securities, since we lack the creditworthiness to obtain a loan. Management does not believe that our principal shareholders, directors or executive officers would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. We have no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS AND FINDERS

     Although there are no current plans to do so, our management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which we complete a combination. Since our management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. We have had no discussions, and have entered into no arrangements or understandings, with any consultant or finder. Our officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by us on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders. None of our securities will be paid to our officers, directors or promoters nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us. It is possible that the payment of such compensation may become a factor in any negotiations for our acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our shareholders, and there is no assurance that any such conflicts will be resolved in favor of our shareholders.

RISK FACTORS

     At this time our shares are speculative and involve a high degree of risk, for the reasons following. We have no operations or revenues, thus there are no financial results upon which anyone may base an assessment of our potential. Other than a potential business combination with Bestway, which has been postponed due to Bestway's current financial condition, no combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for us to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that we will be successful in completing a combination with Bestway or any other entity or originating a business, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

     Our officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by us (other than our potential future activities if we were to consummate a business combination with Bestway), yet we will be solely dependent on them. We lack the funds or other incentive to hire full-time experienced management. Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis.

     After completion of a combination, our current shareholders may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by us other than a combination with Bestway almost certainly will require our existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct us and may not have an effective voice in their selection.

     The NASD's Over-The-Counter Bulletin Board (OTCBB) is being replaced by the Bulletin Board Exchange (BBX), a listed market that is owned and operated by The Nasdaq Stock Market. The BBX is pending approval by the Securities and Exchange Commission. Nasdaq will continue to operate the OTCBB for a period of time after the BBX launches, however, there will not be any simultaneous trading on the OTCBB and the BBX. Once an issue is listed and traded on the BBX it will no longer trade on the OTCBB. If an OTCBB issuer's securities do not transition to the BBX or any other listed market within the transition period, then that issuer's market makers will be forced to move their positions in those securities to the PinkSheets. We do not currently meet the listing requirements proposed by the BBX, including, the round lot stockholding requirements, certain corporate governance requirements, independent director requirements, audit committee requirements and certain other requirements. No assurance can be given that we will be able to meet these requirements when the BBX is launched or at any time during the transition period. Our failure to meet these requirements would result in our de-listing from the OTCBB. In such case, our stock would likely trade, if at all, in the Pink Sheets. Management believes that our failure to list on the BBX would be highly detrimental to us and would substantially lessen our value to potential target companies seeking to become public through a business combination with us.

STATE SECURITIES LAWS AND CONSIDERATIONS

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

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like us.
Section 18 of the Act, however, preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of our shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading of our securities based on the fact that we are or ever were a blank check company. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, we will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause us to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of our assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because we will not own less than a majority of any assets or business acquired, we will not be regulated as an investment company. We will not pursue any combination unless it will result in our owning at least a majority interest in the business acquired.

COMPETITION

     We will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which we, with our limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than our management. Moreover, we also will be competing with numerous other blank check companies for such opportunities.

EMPLOYEES

     We have no full-time employees, and our only employees currently are our officers. It is not expected that we will have additional full-time or other employees except as a result of completing a combination.

ITEM 2. DESCRIPTION OF PROPERTY.

     We neither own nor leases any real estate or other properties. Our offices are located in the offices of Bestway Coach Express, Inc., our controlling stockholder, which are provided to us at no charge. This arrangement will continue until we raise funding to originate a business or complete an acquisition of Bestway or another operating business.

ITEM 3. LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 13, 2002 a meeting of the our stockholders was held. Bestway, the record holder of 7,000,000 shares of our common stock, constituting 73.35% of our issued and outstanding common stock and a quorum was the only stockholder present at the meeting. All shares voting at the meeting were voted in favor of the following proposals: (1) the election of Mr. Wilson Cheng, Ms. Vivian Cheng and Mr. Kelvin Chan to the Board of Directors, (2) A proposal to change our corporate name from Atlas-Republic Corporation to "AMCO Transport Holdings, Inc.", (3) A proposal to change our state of incorporation from Colorado to Delaware by means of a merger of Atlas-Republic Corporation with and into AMCO Transport Holdings, Inc., a newly formed Delaware corporation that is wholly owned by Atlas, (4) A proposal to approve a share exchange agreement among us and the shareholders of Bestway, pursuant to which each shareholder of Bestway will exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 28,000,000 shares of our authorized, but unissued, common stock, (5) A proposal to approve the AMCO Transport Holdings, Inc. 2002 Stock Plan, (6) A proposal to approve the AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan, and (7) A proposal to change the Registrant's independent auditors to Livingston, Wachtell & Co., LLP for fiscal year 2002.

     No proxies were solicited in connection with the stockholders meeting described above.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF THE COMMON STOCK

     Our common stock is quoted on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The common stock has experienced almost no trading. No active trading market is expected to arise (if one ever arises), unless and until we successfully complete a business combination.

     In April 2002 when Bestway acquired a controlling interest in our common stock from our then controlling stockholder and officer and director, Stephen Siedow, we granted Mr. Siedow piggy back registration rights relating to the shares that he retained. The piggy back registration rights require us to use its reasonable best efforts to cause Mr. Siedow's shares to be in included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that we file with the Securities and Exchange Commission under which we or our selling stockholders are selling our securities for cash. As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of: (i) one percent of the shares of our common stock outstanding as shown by the most recent report or statement published by us,
(ii) the average weekly reported volume of trading in our securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where our common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares.

DIVIDENDS

     We have not declared or paid any dividends on our common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     We have approximately 163 shareholders of record. We have 9,543,750 common shares issued and outstanding, of which (i) 710,878 shares are unrestricted and not held by affiliates, (ii) 200,000 shares are restricted, but will become eligible for transfer under Rule 144 in July 2003, (iii) 350,000 shares are restricted and held by shareholders who were issued or transferred these shares on or before March 8, 1994 and these shares cannot be sold or transferred in the public markets unless these shares are registered for resale under the Act or otherwise as permitted by law, (iv) 1,282,872 shares, in the aggregate, are restricted and held by Stephen M. Siedow and his transferees; and (v) 7,000,000 shares are restricted and held by Bestway. We have granted the Shareholders of the 350,000 shares above and Mr. Siedow and his transferees piggyback "registration rights" relating to their shares if a Registration Statement is filed by us.

PUBLIC MARKET FOR THE COMMON SHARES

     There currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as our common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in our shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 1, 2002 we issued 200,000 shares of our common stock to Mid Continental Securities Corp. upon the exercise of a warrant held by such entity. We issued these shares in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. The Warrants that were exercised in such transaction were issued on April 23, 2002 for services rendered to us by Mid Continental Securities Corp. Those warrants were also issued in reliance on Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RECENT DEVELOPMENTS

     On April 23, 2002, Bestway acquired 7,000,000 shares of our common stock from Stephen M. Siedow, who, prior to the acquisition of the shares by Bestway, was our sole officer and director and our controlling stockholder. The 7,000,000 shares represent approximately 73.35% of our issued and outstanding common stock.

     Bestway acquired the shares pursuant to a Stock Purchase Agreement with Stephen M. Siedow, dated March 19, 2002. The purchase price for the shares is $250,000 or $.0357 per share. Also, in connection with the acquisition of the shares by Bestway, Bestway loaned us $101,500 to pay off some of our accrued liabilities. This loan is evidenced by a promissory note, dated April 23, 2002, by us in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003.

     Bestway obtained the funds needed to acquire the shares and make the loan through sales of its equity securities in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended.

     At the same time that Mr. Siedow sold the 7,000,000 shares to Bestway, we granted Mr. Siedow piggy back registration rights relating to the shares retained by him. The piggy back registration rights require us to use our reasonable best efforts to cause Mr. Siedow's shares to be in included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that we file with the Securities and Exchange Commission under which we or our selling stockholders are selling our securities for cash. As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of: (i) one percent of the shares of our common stock outstanding as shown by the most recent report or statement published by us, (ii) the average weekly reported volume of trading in our securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where our common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares.

     On April 23, 2002, we also granted Mid Continental Securities Corp. a warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.03 per share. The Warrant has a 3 year term and is fully vested. The Warrant was issued to Mid Continental Securities Corp. as payment for consulting services provided to us in connection with the transactions described above. On July 1, 2002, Mid Continental Securities Corp. exercised this warrant in full by delivering a notice of exercise to us along with a check for $6,000 representing the full purchase price under the warrant.

     On April 23, 2002, Mr. Siedow resigned from all offices that he holds with us and as our Director. At the same time, (1) Wilson Cheng, the President of Bestway, was appointed as our President, Treasurer and Chairman, (2) Vivian Cheng, the Executive Vice President of Bestway, was appointed as our Executive Vice President and as a director, (3) Kelvin Chan, the Chief Operating Officer of Bestway, was appointed as our Chief Operating Officer and as a director, (4) Jovi Chen, the Vice President of Sales and Marketing of Bestway, was appointed as our Vice President of Sales and Marketing and (5) Ronald C. H. Lui, the Assistant Treasurer of Bestway, was appointed as our Assistant Treasurer. On November 5, 2002, our Board of Directors adopted a resolution by written consent that removed Mr. Lui from his position as our Assistant Treasurer. On November 2, 2002 the board of directors of Bestway also removed Mr. Lui from his position as the Assistant Treasurer of that company without cause.

     On November 13, 2002 a meeting of our stockholders was held. Bestway, the record holder of 7,000,000 shares of our common stock constituting 73.35% of our issued and outstanding common stock and a quorum was the only stockholder present at the meeting. All shares voting at the meeting were voted in favor of the following proposals: (1) the election of Mr. Wilson Cheng, Ms. Vivian Cheng and Mr. Kelvin Chan to our Board of Directors, (2) A proposal to change our corporate name from Atlas-Republic Corporation to "AMCO Transport Holdings, Inc.", (3) A proposal to change our state of incorporation from Colorado to Delaware by means of a merger of Atlas-Republic Corporation with and into AMCO Transport Holdings, Inc., a newly formed Delaware corporation that is wholly owned by us, (4) A proposal to approve a share exchange agreement among us and the shareholders of Bestway, pursuant to which each shareholder of Bestway will exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 28,000,000 shares of our authorized, but unissued, common stock, (5) A proposal to approve the AMCO Transport Holdings, Inc. 2002 Stock Plan, (6) A proposal to approve the AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan, and (7) A proposal to change the Registrant's independent auditors to Livingston, Wachtell & Co., LLP for fiscal year 2002.

     Following the Special Meeting of our stockholders that was held on November 13, 2002, a joint meeting of the Board of Directors of each of Atlas-Republic Corporation, AMCO Transport Holdings, Inc. and Bestway was held. At that meeting the members of the boards of directors of each of Atlas, AMCO and Bestway unanimously approved an amendment to a Share Exchange Agreement, dated June 28, 2002, among AMCO, Bestway and the stockholders of Bestway. The amendment allows the Boards of Directors of AMCO and Bestway to jointly agree to defer or abandon the proposed business combination between AMCO and Bestway at any time prior to the closing of that business combination. The amendment was then executed by AMCO, Bestway and a majority in interest of Bestway's stockholders. The Boards of Directors of ATLAS, AMCO and Bestway also resolved at the meeting that the proposed share exchange would be delayed for a period of 90 days. The members of our Board of Directors felt that it would be in the best interests of our stockholders to delay the meeting for a 90 day period because Bestway's financial condition has deteriorated since the execution of the Share Exchange Agreement on June 28, 2002. The 90 day period was proposed to provide Bestway with an opportunity to implement its business strategies and begin to improve its financial condition before the companies are combined. In February, upon the expiration of such 90 day period, our board of directors again met and resolved to defer the share exchange for an additional 90 day period. No assurance can be given that we will effect a share exchange with Bestway at any time in the future.

     On November 18, 2002, Atlas-Republic Corporation, a Colorado corporation, effected its re-incorporation as a Delaware corporation by merging with its wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, Atlas' name has been changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas was automatically exchanged for one share of common stock of AMCO and the stockholders of Atlas automatically became stockholders of AMCO in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002. The re-incorporation and merger were approved by the shareholders of Atlas at a meeting held on November 13, 2002. A more detailed description of the terms of the merger and of the common stock of AMCO issued in connection with the merger is contained in the Information Statement filed by Atlas with the Securities and Exchange Commission on October 11, 2002. The agreement and plan of re-incorporation and merger and AMCO's certificate of incorporation and by-laws are attached as exhibits to that Information Statement. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board. The new symbol for the common stock is "ATHO".

PLAN OF OPERATION

     We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 above.

     We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS OF OPERATIONS

     Our business activities prior to 1997 were conducted through our wholly owned subsidiary GEDA which was acquired in 1994. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in Canada. Neither us nor GEDA have had any operations or revenues since late 1996. GEDA was dissolved in the second quarter of 2002. We anticipate no operations unless and until we complete a business combination as described above.

     Comparison of 2002 to 2001

     For the year ended December 31, 2002, we had no revenues and incurred a net loss of $73,287, as compared to a net loss of $30,585 for the year ended December 31, 2001. Expenses in calendar 2002 related primarily to accounting and miscellaneous general and administrative fees and administrative and professional costs incurred in connection with entering into a share exchange agreement with Bestway.

     Comparison of 2001 to 2000

     For the year ended December 31, 2001, we had no revenues and incurred a net loss of $30,585, as compared to a net loss of $12,850 for the year ended December 31, 2000. Expenses in calendar 2001 related primarily to accounting and miscellaneous general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

     We had no cash on hand at December 31, 2002 and have no significant other assets to meet ongoing expenses or debts that may accumulate. As of such date, we had accumulated a deficit (net loss) of $863,865. We have debts totaling $139,314, owed to Bestway, our controlling stockholder, and to its trade vendors for costs advanced on our behalf.

     We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Our current management has informally agreed to continue rendering services to us and to not demand payment of sums owed unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to us without charge by Bestway, our controlling stockholder.

     We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

     1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

     2. curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

     3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

ITEM 7. FINANCIAL STATEMENTS.

     See the index to our financial statements and our financial statements following the Signature Page and Certifications at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS

     Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

NAME                      AGE              POSITION(S) WITH THE COMPANY
----                      ---              ----------------------------
Wilson Cheng               30              CEO, President, Treasurer and Chairman
                                           of the Board of Directors since April 23, 2002

Vivian Cheng               33              Executive Vice President and Director since
                                           April 23, 2002

Kelvin Chan                34              Chief Operating Officer, General Manager
                                           and Director since April 23, 2002

     Wilson Cheng is the founder of Bestway Coach Express Inc., a bus service company with 23 busses and one van that provides special destination, charter, tour and other services. He is also its Chairman, Chief Executive

Officer, President and Treasurer. He has served in such capacities since the inception of Bestway in August 1997. From 1993 to August 1997, Mr. Cheng was the President of Bestway Tour & Travel Inc., a travel agency located in New York City.

     Vivian Cheng has served as the Executive Vice President and Secretary of Bestway Coach Express Inc, a bus service company with 23 busses and one van that provides special destination, charter, tour and other services, since its inception in August 1997. From 1993 to date, Ms. Cheng serves as the Vice President of Bestway Tour & Travel Inc., a travel agency located in New York City. Prior to that, Ms. Cheng served as Tour Marketing Manager of Chinese American Travel, Inc., from October 1987 through February 1993.

     Kelvin Chan has served as the Chief Operating Officer and General Manager of Bestway Coach Express Inc., a bus service company with 23 busses and one van that provides special destination, charter, tour and other services, since October 1998. Prior to that, Mr. Chan was responsible for development, marketing and management of all development and sales at D&D Trading Inc. from June 1988 to September 1998.

     Wilson Cheng, and Vivian Cheng are siblings.

     None of our directors has received any compensation from us, and there have been no transactions between us and any of these directors other than as set forth in "Item 12. Certain Relationships and Related Transactions" below.

COMMITTEES AND BOARD MEETINGS

     We do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the future after we combine with an operating entity.

MANAGEMENT

     In addition to the directors named above, who are currently our executive officers and directors, the following person is also part of our management team.

NAME                    AGE              POSITION(S) WITH THE COMPANY
----                    ---              ----------------------------

Jovi Chen                25              Vice President of Sales and Marketing

     Jovi Chen, has served as Vice President of Sales and Marketing of Bestway Coach Express Inc., a bus service company with 23 busses and one van that provides special destination, charter, tour and other services, since Bestway's inception in August 1997. Prior to joining Bestway he served as Tour Manager of Bestway Tour & Travel Inc. from July 1995 to August 1997.

EXCLUSION OF DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of the State of Delaware our Certificate of Incorporation provides that no director will have any personal liability to us or to any of our stockholders for monetary damages for breach of fiduciary duty as a director; provided, however, that this exclusion does not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under ss.174 of the General Corporation Law of Delaware, or (iv) for any transaction from which the director derived an improper personal benefit.

ITEM 10. EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

     For the years ended December 31, 2002 and 2001 and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT TO PLANS

     For the years ended December 31, 2002 and 2001 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

     On April 23, 2002, our board of directors adopted the AMCO 2002 Stock Plan and the AMCO 2002 Employee Stock Compensation Plan. Our stockholders approved the plans on November 13, 2002. At that time we also terminated our old Employee Stock Compensation Plan and Compensatory Stock Option Plan.

     AMCO 2002 Stock Plan

     We have adopted the AMCO 2002 Stock Plan for persons in a "business relationship" with us. The plan defines business relationship as a relationship in which a person is serving us, our parent, if any, or any of our subsidiaries in the capacity of an employee, officer, director, advisor or consultant. This plan allows us to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to our employees. We have reserved a maximum of 20,000,000 common shares to be issued under the plan. The plan is administered by our board or a committee of our board. No shares have been awarded under the AMCO 2002 Stock Plan.

     AMCO 2002 Employee Stock Compensation Plan

     We have adopted the 2002 Employee Stock Compensation Plan for "Employees". The plan defines "Employees" broadly to include (i) our (and our affiliates') executive officers, our (and our affiliates') officers and directors (including our (and our affiliates') advisory and other special directors); (ii) our (and our affiliates') full-time and part-time employees; (iii) natural persons engaged by us or our affiliates as a consultant, advisor or agent; and (iv) a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by us or our affiliates. We have reserved a maximum of 20,000,000 shares of our common stock to be issued upon the exercise of options granted under this plan. No shares have been issued under this plan.

COMPENSATION OF DIRECTORS

     We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with us. It is not anticipated that we will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

     The following table sets forth, as of April 10, 2003, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group.

NAME AND ADDRESS                                  AMOUNT AND NATURE      PERCENT
OF BENEFICIAL OWNER                              OF BENEFICIAL OWNER     OF CLASS
-------------------                              -------------------     --------
Bestway Coach Express Inc.                           7,000,000(1)          73.3%
2 Mott Street, 7th Floor
New York, New York 10013

Wilson Cheng                                         7,000,000(1)(5)       73.3%
President, CEO, Treasurer
And Chairman of the Board
2 Mott Street, 7th Floor
New York, New York 10013

Vivian Cheng                                         7,000,000(1)(5)       73.3%
Executive Vice President and
Director
2 Mott Street, 7th Floor
New York, New York 10013

Kelvin Chan
Chief Operating Officer,
General Manager and Director                         7,000,000(1)(5)       73.3%
2 Mott Street, 7th Floor
New York, New York 10013

Jovi Chen                                            7,000,000(1)(5)       73.3%
VP of Sales and Marketing
2 Mott Street, 7th Floor
New York, New York 10013

Stephen M. Siedow                                      682,872(2)           7.2%
12373 E. Cornell Avenue
Aurora, Colorado 80014

John D. Brasher Jr                                     600,000(3)           6.3%
90 Madison Street
Suite 707
Denver Colorado 80206

Lisa K. Brasher                                        600,000(4)           6.3%
90 Madison Street
Suite 707
Denver Colorado 80206

All directors and executive
officers as a group (five persons)                   7,000,000(1)(5)       73.3%

     (1) Consists of shares purchased from Stephen M. Siedow on April 23, 2002. None of the officers and directors named above own any shares of our stock directly. However, each of the officers and directors named above own shares of Bestway's common stock, and together, as a group, they control Bestway. If a share exchange with Bestway is consummated and the officers and directors named above exchange their Bestway common stock for our common stock, those officers and directors will have a controlling direct equity interest in us. Bestway currently has 11,700,000 shares outstanding and if a share exchange with

          Bestway is consummated then we would issue 23,400,000 shares, in the aggregate, to the Bestway stockholders in exchange for their Bestway shares. No assurance can be given that a share exchange with Bestway will be consummated.

     (2) On April 23, 2002 Stephen M. Siedow sold 7,000,000 of the shares of our stock held by him to Bestway leaving him with 1,282,972 shares. Thereafter, on May 9, 2002, pursuant to a settlement agreement with John D. Brasher Jr., Mr. Siedow transferred 450,000 shares to John D. Brasher Jr. and 150,000 shares to Lisa K. Brasher, John D. Brasher Jr.'s wife, in consideration of Mr. Brasher reducing his legal bill for services rendered to Mr. Siedow by $25,000.

     (3) Mr. Brasher is the owner of 450,000 shares directly. His wife, Lisa K. Brasher, is the owner of 150,000 shares. The 600,000 shares held by Mr. Brasher and his wife were acquired from Stephen M. Siedow on May 9, 2002 pursuant to a settlement agreement. Under the settlement agreement, Mr. Brasher reduced Mr. Siedow's legal bill by $25,000 in exchange for the shares. Mr. Brasher is deemed to be the beneficial owner of the shares held by his wife. Mr. Brasher disclaims beneficial ownership of the shares held by his wife.

     (4) Lisa K. Brasher is the owner of 150,000 shares directly. Her husband, John D. Brasher Jr., is the owner of 450,000 shares. The 600,000 shares held by Mrs. Brasher and her husband were acquired from Stephen
          M. Siedow on May 9, 2002 pursuant to a settlement agreement. Under the settlement agreement, Mr. Brasher reduced Mr. Siedow's legal bill by $25,000 in exchange for the shares. Mrs. Brasher is deemed to be the beneficial owner of the shares held by her husband. Mrs. Brasher disclaims beneficial ownership of the shares held by her husband.

     (5) Consists of the 7,000,000 shares held by Bestway. The officers and directors named above control Bestway and therefore they are deemed to be the beneficial owners of the 7,000,000 shares.

CHANGES IN CONTROL

     On March 19, 2002 Bestway entered into a Stock Purchase Agreement with Stephen M. Siedow pursuant to which Bestway acquired 7,000,000 shares of our common stock from Mr. Siedow on April 23, 2002 for an aggregate purchase price of $250,000 or $.0357 per share. The shares as of the date hereof amount to approximately 73.3% of our issued and outstanding common stock. Also, in connection with the acquisition of the shares by Bestway, Bestway loaned us $101,500 to pay off some of our accrued liabilities. This loan is evidenced by a promissory note, dated April 23, 2002, by us in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable on April 23, 2003. Bestway used cash that it obtained from the sale of its common stock in a private placement under Regulation D of the Securities Act that closed on April 23, 2002 to finance the acquisition of control of us and the loan made to us.

     We have entered into a share exchange agreement with Bestway's stockholders. Pursuant to the share exchange we will issue, in the aggregate, 23,400,000 shares of our common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of Bestway. Bestway will become our wholly-owned subsidiary and the stockholders of Bestway will own, assuming no shares of our common stock are issued prior to the consummation of this share exchange, approximately 90% of our common stock. Our existing stockholders would therefore own the remaining 10% of our common stock.

     A change of control probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of us and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time other than as described above with respect to a potential share exchange with Bestway. No assurance can be given that a share exchange with Bestway will be consummated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 23, 2002, Bestway Coach Express Inc. acquired 7,000,000 shares of our common stock (74.9%) from Stephen M. Siedow, who had been our controlling stockholder and sole officer and director. The acquisition of the shares by Bestway was effected pursuant to a stock purchase agreement, dated March 19, 2002, among Bestway, Mr. Siedow and us. Bestway paid Mr. Siedow $250,000.00 for the shares. Bestway simultaneously loaned us $101,500 to pay off accrued liabilities existing as of the date that Bestway acquired the shares from Mr. Siedow. The loan matures on April 23, 2003 and it accrues interest at the simple rate of 8% until it is paid off. At the same time that Bestway acquired the shares, we granted Mr. Siedow piggy back registration rights relating to the remaining 1,282,872 shares that he continued to hold. On May 9, 2002, Mr. Siedow transferred 600,000 of these remaining shares to John D. Brasher (450,000 shares) and Lisa K. Brasher (150,000 shares). The piggy back registration rights require us to use our reasonable best efforts to cause Mr. Siedow's (and his transferees')shares to be included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that we file with the Securities and Exchange Commission under which we or our selling stockholders are selling our securities for cash. As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of: (i) one percent of the shares of our common stock outstanding as shown by the most recent report or statement published by us, (ii) the average weekly reported volume of trading in our securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where our common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares. This restriction also applies to the 600,000 shares transferred to John D. Brasher Jr. and Lisa K. Brasher.

     Wilson Cheng is the founder and President of Bestway. He is also the holder of 6,400,000 shares (54.7%) of its common stock. Vivian Cheng, Kelvin Chan and Jovi Chen, are currently our only other officers and directors. They are also executive officers and directors of Bestway.

     Bestway became our parent company on April 23, 2002 when it acquired 7,000,000 shares (73.3%) of our common stock from Mr. Siedow.

     At December 31, 2002 and 2001 we were indebted to our officers, directors and control shareholders for services and fees and costs advanced on behalf of us in the amount of $117,063 and $50,437, respectively. We have no understanding with our officers, directors or shareholders, pursuant to which such persons are required to contribute capital to us, loan money or otherwise provide funds to us, although management expects that one or more of such persons may make funds available to us in the event of need to cover operating expenses.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

     The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

     *3.1 Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

     *3.2 Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

     *10.1 AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

     *10.2 AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

     *10.3 Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's

Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

     *10.4 Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

     *10.5 Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO's current report on Form 8-K, dated December 3, 2003 in file 0-32444)

----------

     *    Incorporated by Reference into this Annual Report on Form 10-KSB.

(B)  REPORTS ON FORM 8-K.

     We filed a current report on Form 8-K on December 3, 2002 relating to our re-incorporation in the State of Delaware, the change of our name to AMCO Transport Holdings, Inc. from Atlas-Republic Corporation, the approval of various items at a meeting of our stockholders held on November 13, 2002, and an amendment to our share exchange agreement with Bestway.

ITEM 14.  CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1034, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal year ended December 31, 2002 and 2001 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $6,000 and $1,390, respectively.

AUDIT RELATED FEES

     The aggregate fees billed in the fiscal year ended December 31, 2002 and 2001 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

     The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $1,500 and $0, respectively.

ALL OTHER FEES

     The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 15 are $0 and $0, respectively.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2003

                                           AMCO TRANSPORT HOLDINGS, INC.

                                                /s/ Wilson Cheng
                                           By:_________________________________
                                              Wilson Cheng
                                              Chairman, Chief Executive Officer,
                                              President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
           /s/ Wilson Cheng              Chairman, CEO, President and                      April 14, 2002
           ----------------              Treasurer
             Wilson Cheng

           /s/ Vivian Cheng              Executive Vice President and Director             April 14, 2002
           ----------------
             Vivian Cheng

            /s/ Kelvin Chan              Chief Operating Officer and Director              April 14, 2002
            ---------------
              Kelvin Chan

                                 CERTIFICATIONS

     I, Wilson Cheng, certify that:

     1. I have reviewed this annual report on Form 10-KSB of AMCO Transport Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     c) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

 /s/ Wilson Cheng
------------------------
Chairman, CEO, President
And Treasurer

                          AMCO TRANSPORT HOLDINGS, INC.

                                December 31, 2002


                                    I N D E X




                                                                     PAGE NO.




CONSOLIDATED BALANCE SHEET                                              3



CONSOLIDATED STATEMENTS OF OPERATIONS                                   4



CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' DEFICIENCY                                                5



CONSOLIDATED STATEMENTS OF CASH FLOWS                                   6



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                          7

Board of Directors and Stockholders
Amco Transport Holdings, Inc.
New York, N.Y.

                          INDEPENDENT AUDITORS' REPORT
                         -----------------------------

We have audited the accompanying consolidated balance sheet of Amco Transport Holdings, Inc. as of December 31, 2002, and the consolidated related statements of operations, consolidated changes in stockholders' deficiency and consolidated cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for all periods prior to January 1, 2002 were audited by other auditors whose reports expressed unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the periods prior to January 1, 2002, included in the consolidated balance sheets, consolidated statements of operations, consolidated changes in stockholders' deficiency and cash flows, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amco Transport Holdings, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Livingston Wachtell & Co., LLP

New York, N.Y.
April 14, 2003


                          AMCO TRANSPORT HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                        2002                 2001
                                                                                        ----                 ----

                                    ASSETS
                                   -------
Total assets                                                                       $      -              $       -
                                                                                   ===============       ===============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   -----------------------------------------

Current liabilities
     Accounts payable and accrued liabilities                                      $        22,151       $        21,590
     Due to stockholder - accrued interest                                                  15,563                50,437
     Note payable to stockholder                                                           101,500               -
                                                                                   ---------------       ---------------

               Total liabilities                                                           139,314                72,027
                                                                                   ---------------       ---------------

Stockholders' deficiency
     Preferred stock - $.00001 par value
         20,000,000 shares - authorized
         issued - none
     Common stock - $.00001 par value;                                                          -                      -
         500,000,000 shares - authorized
         9,543,750 and 9,343,750 shares issued                                                  95                    93
         and outstanding in 2002 and 2001, respectively
     Additional paid-in-capital                                                            724,456               718,458
     Accumulated deficit                                                                  (863,865)             (790,578)
                                                                                   ---------------       ---------------

               Total stockholders' deficiency                                             (139,314)              (72,027)
                                                                                   ---------------       ---------------

               Total liabilities and stockholders' deficiency                      $            -        $             -
                                                                                   ===============       ===============
     The accompanying notes are an integral part of the financial statements



                                       AMCO TRANSPORT HOLDINGS, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                            2002                   2001
                                                                            ----                   ----

Cost and expenses:
        General and administrative expenses                        $        67,681       $      30,585

Interest expense                                                             5,606                 -
                                                                   -------------------   --------------------

         Net loss                                                  $     (73,287)        $      (30,585)
                                                                   ===================   ====================


Basic loss per common share                                        $          (.00)      $          (.00)
                                                                   ===================   ====================

Weighted average shares
        Outstanding                                                    9,444,572                9,343,750
                                                                   ===================   ====================



     The accompanying notes are an integral part of the financial statements

                                       4


                          AMCO TRANSPORT HOLDINGS, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                                               Common Stock                       Additional
                                                               -------------                       Paid-In            Accumulated
                                                        Shares                 Amount              Capital                Deficit
                                                      -------------            ------             ----------          ------------
Balances, December 31, 2000                              10,000,000            $  100             $718,451            $   (759,993)
     Common stock cancelled                                (656,250)               (7)                     7                 -

     Net loss                                                 -                  -                    -                    (30,585)
                                                      -------------            ------             -----------         ------------

Balances, December 31, 2001                               9,343,750            $   93             $ 718,458           $   (790,578)

Common stock issued on exercise of
     warrants - $.03 per share                              200,000                 2                 5,998                   -

     Net loss                                                 -                   -                   -                    (73,287)
                                                      -------------            ------            ------------         ------------

Balances, December 31, 2002                               9,543,750            $   95             $ 724,456           $ (863,865)
                                                      =============            ======            ============         ============




     The accompanying notes are an integral part of the financial statements



                                             AMCO TRANSPORT HOLDINGS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended
                                                                      December 31,
                                                                     -------------
                                                                2002                      2001
                                                                ----                      ----

Cash flows from operating activities:
      Net Loss                                             $     (73,287)              $    (30,585)
      Adjustments to reconcile net loss to net
         cash provided by operating activities:
             Accounts payable and accrued liabilities                561                     10,840
                                                           -------------               ------------

Net cash used in operating activities                            (72,726)                   (19,745)
                                                           -------------               ------------

Cash flows from financing activities:
      Due to stockholders - net                                   66,726                     19,745
      Exercise of common stock warrants                            6,000                     -
                                                           -------------               ------------

Cash provided by financing activities                             72,726                     19,745
                                                           --------------              ------------

Net increase in cash
                                                                  -                          -
Cash - beginning of year                                          -                          -
                                                           --------------              ------------

Cash - end of year                                         $      -                  $       -
                                                           ==============              =============





     The accompanying notes are an integral part of the financial statements

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The consolidated financial statements presented are those of Amco Transport Holdings, Inc. (the "Company" or "Amco") formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

         The  Company  formed a  Delaware  subsidiary  on April 18,  2002,  Amco
         Transport Holdings, Inc. Amco was formed for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through the merger. As a result of the merger, the Company's name was changed to Amco Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The new symbol for the common stock is "ATHO".

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2002 and 2001, current liabilities exceeded current assets by $139,314 and $72,072, respectively.

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2002, the Company had an accumulated deficit of $863,865. The Company also realized net losses of $73,287 and $30,585 for the years ended December 31, 2002 and 2001, respectively.

         Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RESULTS OF OPERATIONS

         During the years ended December 31, 2002 and 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

         The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

         USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL
         STATEMENTS

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users

         As a result of the difficulties presented in the valuation of the loans payable due to officer/stockholder because of their related party nature estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above is derivative financial instruments and none is held for trading purposes.

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

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss by weighted average shares outstanding during the year.

         RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  2001  financial statements, to conform to the current year's presentation


2.       STOCK TRANSACTIONS

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

         On April 23, 2002, Bestway Coach Express Inc. ("Bestway"), an unrelated New York corporation acquired 7,000,000 shares of common stock of the Company from an officer/stockholder ("officer"), who, prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The 7,000,000 shares represent approximately 73% of the Company's issued and outstanding common stock at December 31, 2002.

         Bestway acquired the shares pursuant to a Stock Purchase Agreement with the officer and the purchase price for the shares was $250,000 or approximately $.0357 per share. Also, in connection with the acquisition of the shares, Bestway loaned the Company $101,500 to pay off the loan balance from the officer and some of the Company's liabilities. This loan is evidenced by a one year promissory note, dated April 23, 2002, by the Company in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003. The total liability to Bestway, including accrued interest of $5,606 and other fees paid by Bestway on behalf of the company was $117,163 at December 31, 2002.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.       STOCK TRANSACTIONS (Continued)

         COMMON STOCK (Continued)

         Bestway obtained the funds needed to acquire the shares and make the loan through sales of its equity securities in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended. At the same time that Mr. Siedow, major stockholder of Atlas sold the 7,000,000 shares to Bestway, the Company granted Mr. Siedow piggy back registration rights relating to the shares retained by him. The piggy back registration rights require the Company to use its reasonable best efforts to cause Mr. Siedow's shares to be in included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that the Company files with the Securities and Exchange Commission under which the Company or the Company's selling stockholders are selling the Company's securities for cash. As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of: (i) one percent of the shares of the Company's common stock outstanding as shown by the most recent report or statement published by the Company, (ii) the average weekly reported volume of trading in the Company's securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where the Company's common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares.

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

         Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company does not intend to declare any dividends for the foreseeable future.

  3.     STOCK OPTION PLANS

         1998 STOCK OPTION PLAN


          The Company had adopted a compensation stock option plan (the "CSO Plan") and employee stock compensation plan (the "1998 ESC Plan"). No options have been granted under either plans. Both plans (the CSO and ESC) were terminated November 13, 2002. On the same date, two new plans, the Amco 2002 Stock Plan (the "Stock Plan") and the Amco 2002 Employee Stock Compensation Plan (the "ESC Plan"), were implemented.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.        STOCK OPTION PLANS (Continued)

          AMCO  2002  STOCK  PLAN

          The Company adopted the Stock Plan for persons in a "business relationship" with the Company. The Stock Plan defines business relationship as a relationship in which a person is serving the Company, its parent, if any, or any of its subsidiaries in the capacity of an employee, officer, director, advisor or consultant. The Stock Plan allows the Company to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to the Company's employees. The Company has reserved a maximum of 20,000,000 common shares to be issued under the Stock Plan. No employee will be granted options for more than 2,000,000 shares of common stock, or awarded more than 2,000,000 restricted shares under the Stock Plan in any one fiscal year. The exercise price of each incentive stock option granted under the Stock Plan is generally equal to the market price of the Company's stock on the date of grant. The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will be not less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will not be less than 50% of the market price of the Company's stock on the date of grant. The maximum term of the options is ten years. The options vesting period will be determined by the Board of Directors and will be set forth in each option agreement, but cannot be longer than ten years after the option is granted. The plan is administered by the Company's board or a committee of the board. No shares or options have been awarded under the Stock Plan.

          2002  EMPLOYEE  STOCK  COMPENSATION  PLAN

          The Company has adopted the ESC Plan which allows for the issuance of up to 20,000,000 shares of common stock to employees, officers, directors and consultants of the Company. No employee shall be granted more than 2,000,000 shares of common stock under the ESC Plan in any one fiscal year of the Company. The Company's board (or a compensation committee) has complete discretion to determine when and to which eligible participant do shares may be granted, and the number shares to be awarded to each eligible participant subject to the limitation set forth above. A grant to an eligible participant may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered will be sold at not less than the fair value of the shares on the date of grant. No shares have been awarded under the ESC Plan.

4.        INCOME TAXES

          The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $800,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $320,000 and has been offset by a full allowance for business combination under IRC
          Section 381. For the year ended December 31, 2002, based on an effective tax rate of 40%, the valuation allowance increased by approximately $29,000.

5.        RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

          Following the Special Meeting of the Company's stockholders that was held on November 13, 2002, a joint meeting of the Board of Directors of each of Atlas-Republic Corporation, Amco Transport Holdings, Inc. and Bestway was held. At that meeting the members of the boards of directors of each of Atlas, Amco and Bestway unanimously approved an amendment to a Share Exchange Agreement, dated June 28, 2002, among Amco, Bestway and the stockholders of Bestway. The amendment allows the Boards of Directors of Amco and Bestway to jointly agree to defer or abandon the proposed business combination between Amco and Bestway at any time prior to the closing of that business combination. The amendment was then executed by Amco, Bestway and a majority in interest of Bestway's stockholders. The Boards of Directors of Atlas, Amco and Bestway also resolved at the meeting that the proposed share exchange would be delayed for a period of 90 days. The members of the Company's Board of Directors felt that it would be in the best interests of the Company's stockholders to delay the meeting

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS (Continued)

         for a 90 day period because Bestway's financial condition has deteriorated since the execution of the Share Exchange Agreement on June 28, 2002. The 90 day period was proposed to provide Bestway with an opportunity to implement its business strategies and begin to improve its financial condition before the companies are combined. In February, upon the expiration of such 90 day period, the Company's board of directors again met and resolved to defer the share exchange for an additional 90 day period. No assurance can be given that the Company will effect a share exchange with Bestway at any time in the future.