Form 10QSB
period 2003-03-31
AMCO TRANSPORT HOLDINGS INC
filed 2003-05-13
CIK 1136331

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                           COMMISSION FILE NO. 0-32433

                          AMCO TRANSPORT HOLDINGS, INC.
                       ---------------------------------
        (Exact name of small business issuer as specified in its charter)



              DELAWARE                                     84-1300072
    ------------------------------                     -----------------------
   (State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
    incorporation or organization)


        2 Mott Street, 7th Floor
           New York, New York                                10013
 --------------------------------------                   ------------
(Address of principal executive offices)                   (Zip Code)

                                 (212) 608-8988
               --------------------------------------------------
                           (Issuer's telephone number)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes    X      No
        -----         -------

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2003 are as follows:


        Class of Securities                            Shares Outstanding
        --------------------------             -------------------------------
Common Stock, $0.00001 par value                           9,543,750

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                -----       ----

ITEM 1.     FINANCIAL STATEMENTS



                          AMCO TRANSPORT HOLDINGS, INC.

                                 MARCH 31, 2003
                                   (UNAUDITED)

                                    I N D E X




                                                                    PAGE NO.




CONDENSED CONSOLIDATED BALANCE SHEET                                   3



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                        4



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                        5



NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       6


                          AMCO TRANSPORT HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                          March 31
                                                                                            2003
                                                                                        ---------------

                                                         ASSETS
                                                        -------

Current assets
     Prepaid expenses                                                                   $         3,549
                                                                                        ---------------

               Total assets                                                             $         3,549
                                                                                        ===============

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                        ----------------------------------------
Current liabilities
     Accounts payable and accrued liabilities                                           $        25,651
     Due to stockholder - accrued interest                                                       22,665
                                                                                        ---------------

               Total current liabilities                                                         48,316

     Note payable to stockholder                                                                101,500
                                                                                        ---------------

               Total liabilities                                                                149,816
                                                                                        ---------------

Stockholders' deficiency
     Preferred stock - $.00001 par value
         20,000,000 shares - authorized
         issued - none
     Common stock - $.00001 par value;                                                          -
         500,000,000 shares - authorized
         9,543,750 shares outstanding                                                                95
     Additional paid-in-capital                                                                 724,456
     Accumulated deficit                                                                       (870,818)
                                                                                        ---------------

               Total stockholders' deficiency                                                  (146,267)
                                                                                        ---------------

               Total liabilities and stockholders' deficiency                           $         3,549
                                                                                        ===============



               The accompanying notes are an integral part of the
                   condensed consolidated financial statements


                          AMCO TRANSPORT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                           ----------
                                                                                    2003                  2002
                                                                                 ------------         -------------

Cost and expenses:
        General and administrative expenses                                      $      4,951         $     23,500


Interest expense                                                                        2,002                    -
                                                                                 ------------         -------------


        Net loss                                                                 $     (6,953)        $    (23,500)
                                                                                 ============         =============



Basic loss per common share                                                      $       (.00)         $      (.00)
                                                                                 ============          ============




Weighted average shares outstanding                                                 9,543,750            9,343,750
                                                                                 ============          ============



               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                                              AMCO TRANSPORT HOLDINGS, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)




                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                            -----------

                                                                                    2003                      2002
                                                                                    ----                      ----

Net cash used in operating activities                                          $      (7,002)              $   (20,900)
                                                                               -------------               ------------

Cash flows from financing activities:
      Due to stockholders - net                                                        7,002                    20,900
                                                                               -------------               ------------

Cash provided by financing activities                                                  7,002                    20,900
                                                                               -------------               ------------

Net increase in cash                                                                  -                           -

Cash - beginning of period                                                            -                           -
                                                                               -------------               ------------

Cash - end of period                                                           $      -                   $       -
                                                                               =============               ============



               The accompanying notes are an integral part of the
                   condensed consolidated financial statements


                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and its subsidiary are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

         DESCRIPTION OF BUSINESS

         The condensed consolidated financial statements presented are those of Amco Transport Holdings, Inc. (the "Company" or "Amco") formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

         The  Company  formed a  Delaware  subsidiary  on April 18,  2002,  Amco
         Transport Holdings, Inc. Amco was formed for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through a merger with Amco. As a result of the merger, the Company's name was changed to Amco Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The new symbol for the common stock is "ATHO".

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2003, current liabilities exceeded current assets by $44,767.

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2003, the Company had an accumulated deficit of $870,818. The Company also realized net losses of $6,953 and $23,500 for the three months ended March 31, 2003 and 2002, respectively.

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

         RESULTS OF OPERATIONS

         During the three months ended March 31, 2003 and 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this quarter, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

         The Company is seeking to carry out its plan of business to complete a merger or business combination transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

         USE OF ESTIMATES IN THE PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss for the period by weighted average shares outstanding during the period.


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

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       STOCK TRANSACTIONS (Continued)

         COMMON STOCK (Continued)

         On April 23, 2002, Bestway Coach Express Inc. ("Bestway"), an unrelated New York corporation acquired 7,000,000 shares of common stock of the Company from an officer/stockholder ("officer"), who, prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The 7,000,000 shares represent approximately 73% of the Company's issued and outstanding common stock at March 31, 2003.

         Bestway acquired the shares pursuant to a Stock Purchase Agreement with the officer and the purchase price for the shares was $250,000 or approximately $.0357 per share. Also, in connection with the acquisition of the shares, Bestway loaned the Company $101,500 to pay off the loan balance from the officer and some of the Company's liabilities. This loan is evidenced by a one year promissory note, dated April 23, 2002, by the Company in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003. The total liability to Bestway, including accrued interest of $7,608 and other fees paid by Bestway on behalf of the company was $124,165 at March 31, 2003.

         Bestway obtained the funds needed to acquire the shares and make the loan through sales of its equity securities in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended. At the same time that Mr. Siedow, major stockholder of Atlas sold the 7,000,000 shares to Bestway, the Company granted Mr. Siedow piggy back registration rights relating to the shares retained by him. The piggy back registration rights require the Company to use its reasonable best efforts to cause Mr. Siedow's shares to be included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that the Company files with the Securities and Exchange Commission under which the Company or the Company's selling stockholders are selling the Company's securities for cash. As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of: (i) one percent of the shares of the Company's common stock outstanding as shown by the most recent report or statement published by the Company, (ii) the average weekly reported volume of trading in the Company's securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where the Company's common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares.

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       STOCK TRANSACTIONS (Continued)

         COMMON STOCK (Continued)

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

         AMCO 2002 STOCK PLAN

         The Company adopted the Stock Plan for persons in a "business relationship" with the Company. The Stock Plan defines business relationship as a relationship in which a person is serving the Company, its parent, if any, or any of its subsidiaries in the capacity of an employee, officer, director, advisor or consultant. The Stock Plan allows the Company to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to the Company's employees. The Company has reserved a maximum of 20,000,000 common shares to be issued under the Stock Plan. No employee will be granted options for more than 2,000,000 shares of common stock, or awarded more than 2,000,000 restricted shares under the Stock Plan in any one fiscal year. The exercise price of each incentive stock option granted under the Stock Plan is generally equal to the market price of the Company's stock on the date of grant. The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will be not less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will not be less than 50% of the market price of the Company's stock on the date of grant. The maximum term of the options is ten years. The options vesting period will be determined by the Board of Directors and will

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       STOCK OPTION PLANS (Continued)

         AMCO 2002 STOCK PLAN (Continued)

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


4.       INCOME TAXES

         The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $871,000 expiring in the year 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $348,000 and has been offset by a full allowance for business combination under IRC
         Section 381. For the three months ended March 31, 2003 based on an effective tax rate of 40%, the valuation allowance increased by approximately $2,800.


5.       RECENT DEVELOPMENTS

         Following the Special Meeting of the Company's stockholders that was held on November 13, 2002, a joint meeting of the Board of Directors of each of Atlas-Republic Corporation, Amco Transport Holdings, Inc. and Bestway was held. At that meeting the members of the boards of directors of each of Atlas, Amco and Bestway unanimously approved an amendment to a Share Exchange Agreement, dated June 28, 2002, among Amco, Bestway and the stockholders of Bestway. The amendment allows the Boards of Directors of Amco and Bestway to jointly agree to defer or abandon the proposed business combination between Amco and Bestway at any time prior to the closing of that business combination. The amendment was then executed by Amco, Bestway and a majority in interest of Bestway's stockholders. The Boards of Directors of Atlas, Amco

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       RECENT DEVELOPMENTS (Continued)

         and Bestway also resolved at the meeting that the proposed share exchange would be delayed for a period of 90 days. The members of the Company's Board of Directors felt that it would be in the best interests of the Company's stockholders to delay the meeting for a 90 day period because Bestway's financial condition has deteriorated since the execution of the Share Exchange Agreement on June 28, 2002. The 90 day period was proposed to provide Bestway with an opportunity to implement its business strategies and begin to improve its financial condition before the companies are combined. In February, upon the expiration of such 90 day period, the Company's board of directors again met and resolved to defer the share exchange for an additional 90 day period. No assurance can be given that the Company will effect a share exchange with Bestway at any time in the future.


6.       SUBSEQUENT EVENT

         On April 23, 2003, Bestway and AMCO entered into an amendatory agreement amending that certain Promissory Note by Amco in favor of Bestway in the principal amount of $101,500. The amendment extends the maturity date of the note from April 23, 2003 to September 30, 2004. All other items and conditions of the note remain unchanged.

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," the implementation of the BBX or any other successor to the Over-The-Counter Bulletin Board that we may not be eligible to list on, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2.      PLAN OF OPERATION

BACKGROUND.

         We were incorporated under the laws of the State of Colorado on January 28, 1987. On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, our name has been changed from Atlas-Republic Corporation to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board. The new symbol for the common stock is "ATHO".

         We are authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value. Our business activities prior to 1997 were conducted through our now dissolved wholly owned subsidiary GEDA Laboratories (Canada) Limited, which was acquired in 1994. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resale these products in Canada. We have not had any operations since late 1996, have no significant assets and have $149,816 of liabilities as of March 31, 2003.

         We own no real estate and have no full time employees. We have not had any operations since late 1996 and will not have any operations of our own unless and until we effect a share exchange with our controlling stockholder or a business combination with an operating entity. We are a "blank check" company whose sole business plan is to identify and combine with a suitable operating entity.

         In June 2002 we entered into a share exchange agreement with our controlling stockholder, Bestway, and Bestway's stockholders. If the share exchange is consummated, we will issue, in the aggregate, 23,400,000 shares of our common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of Bestway. Bestway will become our wholly-owned subsidiary and the stockholders of Bestway will own, assuming no shares of our common stock are issued prior to the consummation of this share exchange, approximately 90% of our common stock. Our existing stockholders would therefore own the remaining 10% of our common stock. Our board of directors has postponed the consummation of the transactions contemplated by the share exchange agreement. Bestway was incorporated in New York on August 4, 1997. It is a motorcoach service provider with 23 motorcoaches and 1 van. Bestway currently provides specialized destination route services to casinos in Atlantic City, New Jersey, charter services to tour and travel agencies, and airport services, sightseeing services and other services. Bestway maintains a garage depot at 183 7th Avenue, Brooklyn, New York 11215, which is located in the Park Slope area of Brooklyn. Its bus fleet and maintenance department is located at this garage. Bestway's executive offices are located at 2 Mott Street, New York, New York 10013. Bestway currently has 30 full-time employees and no part-time employees.


RECENT DEVELOPMENTS

         On April 22, 2003, we entered into a letter agreement with our controlling stockholder, Bestway, that extends the term of the promissory note by us in favor of Bestway in the principal amount of $101,500. The maturity date of this promissory note was extended until September 30, 2004. This note bears interest at the simple rate of 8% and will be due and payable with accrued interest on September 30, 2004.

         On May 1, 2003 we engaged a financial consultant. Under the terms of the engagement letter, we will issue 7,000 shares of our common stock to the financial consultant and pay the consultant $7,000. The cash used to pay the consultant was borrowed from Bestway.

RESULTS OF OPERATIONS

FIRST QUARTER 2003 - During the first fiscal quarter ended March 31, 2003, we incurred a net loss of $6,953. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB and this quarterly report on Form 10-QSB, general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

FIRST QUARTER 2002 - During the first fiscal quarter ended March 31, 2002, we incurred a net loss of $23,500. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $870,818.

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

         We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

ITEM 3.           CONTROLS AND PROCEDURES

         Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

         There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         99 - Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2003

(b) REPORTS ON FORM 8-K

         Form 8-K, filed February 25, 2003 (File No. 0-32433), relating to the decision of our board of directors to postpone the contemplated share exchange with Bestway.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 13, 2003

                    AMCO TRANSPORT HOLDINGS, INC.





                    By:  /s/  Wilson Cheng
                        -------------------------------------
                        Chairman, CEO and Treasurer
                        (Principal Executive Officer and Principal Financial or Accounting Officer)

                                 CERTIFICATIONS

         I, Wilson Cheng, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of AMCO Transport Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         c) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003

 /S/ WILSON CHENG
-----------------
Chairman, CEO, President
and Treasurer