Form 10QSB
period 2003-06-30
AMCO TRANSPORT HOLDINGS INC
filed 2003-08-06
CIK 1136331

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003
                           Commission File No. 0-32433

                          AMCO TRANSPORT HOLDINGS, INC.
--------------------------------------------------------------------------------
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
                           (Issuer's telephone number)


         The number of shares outstanding of each of the issuer's classes of common equity, as of July 16, 2003 are as follows:


       Class of Securities                            Shares Outstanding
    --------------------------                -------------------------------
 Common Stock, $0.00001 par value                         9,550,750

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ------

ITEM 1.  FINANCIAL STATEMENTS


                          AMCO TRANSPORT HOLDINGS, INC.

                                  JUNE 30, 2003
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



NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       5

                          AMCO TRANSPORT HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003
                                   (UNAUDITED)




                                     Assets
Current assets
     Prepaid expenses                                                                 $   1,914
                                                                                      ---------

               Total assets                                                           $   1,914
                                                                                      =========

                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued liabilities                                         $  25,151
     Due to stockholder - accrued interest and other                                     31,689
                                                                                      ---------

               Total current liabilities                                                 56,840

Note payable to stockholder                                                             101,500
                                                                                      ---------

               Total liabilities                                                        158,340
                                                                                      ---------

Stockholders' deficiency
     Preferred stock - $.00001 par value;
         20,000,000 shares - authorized
         issued - none
     Common stock - $.00001 par value;                                                       --
         500,000,000 shares - authorized
         9,550,750 shares outstanding                                                        96
     Additional paid-in-capital                                                         727,455
     Accumulated deficit                                                               (883,977)
                                                                                      ---------

               Total stockholders' deficiency                                          (156,426)
                                                                                      ---------

               Total liabilities and stockholders' deficiency                         $   1,914
                                                                                      =========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Three Months Ended                   Six Months Ended
                                                  June 30,                             June 30,
                                        -----------------------------       -----------------------------
                                            2003              2002              2003              2002
                                        -----------       -----------       -----------       -----------

Cost and expenses:
  General and administrative expenses   $    11,134       $    23,571       $    16,086       $    47,071

Interest expense                              2,024             1,513             4,026             1,513
                                        -----------       -----------       -----------       -----------

        Net loss                        $   (13,158)      $   (25,084)      $   (20,112)      $   (48,584)
                                        ===========       ===========       ===========       ===========

Loss per common share                   $      (.00)      $      (.00)      $      (.00)      $      (.01)
                                        ===========       ===========       ===========       ===========


Weighted average common shares
     Outstanding                          9,548,442         9,343,750         9,546,109         9,343,750
                                        ===========       ===========       ===========       ===========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                      Six Months Ended
                                                           June 30,
                                                     2003           2002
                                                   --------       --------


Net cash used in operating activities              $(16,026)      $(55,073)
                                                   --------       --------

Cash flows from financing activities:
      Due to stockholders - net                      16,026         55,073
                                                   --------       --------

Cash provided by financing activities                16,026         55,073
                                                   --------       --------

Net increase in cash                                     --             --

Cash - beginning of period                               --             --
                                                   --------       --------

Cash - end of period                               $     --       $     --
                                                   ========       ========

Non-cash disclosures:
         Stock issued for consulting services      $  3,000       $     --
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

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and its subsidiary are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2003, current liabilities exceeded current assets by $54,926.

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2003, the Company had an accumulated deficit of $883,977. The Company also realized net losses of $20,112 and $48,584 for the six months ended June 30, 2003 and 2002, respectively.

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

         RESULTS OF OPERATIONS

         During the six months ended June 30, 2003 and 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this quarter, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

         SIGNIFICANT ESTIMATES

         Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses.

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

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       STOCK TRANSACTIONS (Continued)

         COMMON STOCK (Continued)

         On April 23, 2002, Bestway Coach Express Inc. ("Bestway"), an unrelated New York corporation acquired 7,000,000 shares of common stock of the Company from an officer/stockholder ("stockholder"), who, prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The 7,000,000 shares represent approximately 73% of the Company's issued and outstanding common stock at June 30, 2003.

         Bestway acquired the shares pursuant to a Stock Purchase Agreement with the stockholder and the purchase price for the shares was $250,000 or approximately $.0357 per share. Also, in connection with the acquisition of the shares, Bestway loaned the Company $101,500 to pay off the loan balance from the stockholder and some of the Company's liabilities. This loan is evidenced by a one year promissory note, dated April 23, 2002, by the Company in favor of Bestway. The note bears interest at the simple rate of 8% and was due and payable in full with interest on April 23, 2003. On April 23, 2003, Bestway and AMCO entered into an amendatory agreement amending that certain Promissory Note by Amco in favor of Bestway in the principal amount of $101,500. The amendment extends the maturity date of the note from April 23, 2003 to September 30, 2004. All other items and conditions of the note remain unchanged. The total liability to Bestway, including accrued interest of $9,632 and other fees paid by Bestway on behalf of the company was $133,189 at June 30, 2003.

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

         On April 22, 2003 the Company had engaged a financial consultant to provide various consulting services for the Company. Under the terms of the agreement, the Company issued 7,000 shares of common stock at par and paid $7,000 on May 1, 2003 for consulting services rendered. "SFAS 123" requires that stock issuances to persons or entities other than employees are to be measured at the fair value of the goods and services received or the value of the equity instruments delivered in exchange, whichever is subject to more reliable measurement. Since there was no public market for the stock, the management has valued the shares, based on the difference between fair value of the services provided and cash paid, at $2.3333 per share.

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

         2002 EMPLOYEE STOCK COMPENSATION PLAN

         The Company has adopted the ESC Plan which allows for the issuance of up to 20,000,000 shares of common stock to employees, officers, directors and consultants of the Company. No employee shall be granted more than 2,000,000 shares of common stock under the ESC Plan in any one fiscal year of the Company. The Company's board (or a compensation committee) has complete discretion to determine when and to which eligible participant shares may be granted, and the number of shares to be awarded to each eligible participant subject to the limitation set forth above. A grant to an eligible participant may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered will be sold at not less than the fair value of the shares on the date of grant. No shares have been awarded under the ESC Plan.


4.       INCOME TAXES

         The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $884,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $354,000 and has been offset by a full allowance for business combination under IRC
         Section 381. For the three and six months ended June 30, 2003 based on an effective tax rate of 40%, the valuation allowance increased by approximately $4,100 and $8,000, respectively.

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       RECENT DEVELOPMENTS

         On August 1, 2003 the board of directors adopted resolutions further postponing the proposed share exchange with Bestway until the board determines otherwise. The board felt that it would be in the best interests of the stockholders to delay the share exchange so that the board could continue to monitor Bestway's financial condition and ultimately make an informed decision as to whether the share exchange should be consummated or abandoned. The board noted that Bestway's financial condition has progressed, but the management has indicated to the board that additional time will be required to enhance Bestway's internal controls and systems to meet the requirements of the Sarbanes-Oxley Act of 2002 and to otherwise enhance Bestway's management systems so that Bestway will be a suitable public company.

         Since the board has not received any other real indications of interest from potential target companies, the board determined to continue to pursue the share exchange with Bestway and to provide Bestway with additional time in which to prepare for the share exchange. Simultaneously, however, the board has determined that it is in the best interests of the Company to continue to seek out viable reverse acquisition candidates. The board and management will both monitor Bestway's progress and look for additional reverse acquisition candidates.

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

         We are authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value. Our business activities prior to 1997 were conducted through our now dissolved wholly owned subsidiary GEDA Laboratories (Canada) Limited, which was acquired in 1994. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resell these products in Canada. We have not had any operations since late 1996, have no significant assets and have $158,340 of liabilities as of June 30, 2003.

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

         In June 2002 we entered into a share exchange agreement with our controlling stockholder, Bestway, and Bestway's stockholders. If the share exchange is consummated, we will issue, in the aggregate, 23,400,000 shares of our common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of Bestway. Bestway will become our wholly-owned subsidiary and the stockholders of Bestway will own, assuming no shares of our common stock are issued prior to the consummation of this share exchange, approximately 90% of our common stock. Our existing stockholders would therefore own the remaining 10% of our common stock. Our board of directors has postponed the consummation of the transactions contemplated by the share exchange agreement in order to confirm that Bestway's financial condition and internal controls are suitable for a public company. Bestway was incorporated in New York on August 4, 1997. It is a motorcoach service provider with 23 motorcoaches and 1 van. Bestway currently provides specialized destination route services to casinos in Atlantic City, New Jersey, charter services to tour and travel agencies, and airport services, sightseeing services and other services. Bestway maintains a garage depot at 183 7th Avenue, Brooklyn, New York 11215, which is located in the Park Slope area of Brooklyn. Its bus fleet and maintenance department is located at this garage. Bestway's executive offices are located at 2 Mott Street, New York, New York 10013. Bestway currently has 30 full-time employees and no part-time employees.

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

         On May 1, 2003 we engaged a financial consultant. Under the terms of the engagement letter, we issued 7,000 shares of our common stock to the financial consultant and paid the consultant $7,000. The cash used to pay the consultant was borrowed from Bestway.

Results of Operations

Second Quarter 2003 - During the second fiscal quarter ended June 30, 2003, we incurred a net loss of $13,158. Expenses in the quarter related primarily to consulting fees paid to a financial consultant engaged by us. These fees totaled $7,000 in cash and $3,000 worth of our stock. The balance of the net loss for the quarter is attributable primarily to legal and accounting fees incurred in connection with the preparation of our quarterly report on Form 10-QSB for our first fiscal quarter, general legal and accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

Second Quarter 2002 - During the second fiscal quarter ended June 30, 2002, we incurred a net loss of $25,084. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of an information statement relating to a special meeting of our stockholders at which, among other things, the proposed share exchange with Bestway was voted on and approved, miscellaneous filing fees, general legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

         We had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $883,977.

         We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

         Our current management has informally agreed to continue rendering services to us and to not demand payment of sums owed for unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to us without charge by Bestway, our controlling stockholder.

         We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES

         Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that as of June 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

         There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5. Other Information

         On August 1, 2003 our board of directors adopted resolutions further postponing our proposed share exchange with Bestway until our board determines otherwise. Our board felt that it would be in the best interests of our stockholders to delay the share exchange so that our board could continue to monitor Bestway's financial condition and ultimately make an informed decision as to whether the share exchange should be consummated or abandoned. Our board noted that Bestway's financial condition has progressed, but our management has indicated to the board that additional time will be required to enhance Bestway's internal controls and systems to meet the requirements of the Sarbanes-Oxley Act of 2002 and to otherwise enhance Bestway's management systems so that Bestway will be a suitable public company.

         Since our board has not received any other real indications of interest from potential target companies, our board determined to continue to pursue the share exchange with Bestway and to provide Bestway with additional time in which to prepare for the share exchange. Simultaneously, however, the board has determined that it is in the best interests of the Company to continue to seek out viable reverse acquisition candidates. The board and management will both
monitor  Bestway's  progress  and  look  for  additional   reverse   acquisition
candidates.

Item 6. Exhibits and Reports on Form 8-K.

(a)      EXHIBITS.

         31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of CEO and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 1, 2003

                                        AMCO TRANSPORT HOLDINGS, INC.


                                        By: /s/  Wilson Cheng
                                            ---------------------------------
                                            Chairman, CEO and Treasurer
                                            (Principal Executive Officer and
                                            Principal Financial or Accounting
                                            Officer)

                                  EXHIBIT INDEX


Exhibit
No.      Description
---      -----------

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification  of CEO and  Treasurer  furnished  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.