Form 10QSB
period 2003-09-30
AMCO TRANSPORT HOLDINGS INC
filed 2003-11-12
CIK 1136331

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003
                           Commission File No. 0-32433

                          AMCO TRANSPORT HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                           84-1300072
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)

        2 Mott Street, 7th Floor
           New York, New York                                     10013
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 608-8988
                           --------------------------
                           (Issuer's telephone number)

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 17, 2003 are as follows:


        Class of Securities                               Shares Outstanding
--------------------------------                          ------------------
Common Stock, $0.00001 par value                              9,550,750

Transitional Small Business Disclosure Format (check one):  Yes __    No X

ITEM 1.  FINANCIAL STATEMENTS

                          AMCO TRANSPORT HOLDINGS, INC.

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                    I N D E X


                                                                        PAGE NO.
                                                                        --------

CONDENSED CONSOLIDATED BALANCE SHEET                                       2



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                            3



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                            4



NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                           5

                          AMCO TRANSPORT HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     Assets
               Total assets                                           $      --
                                                                      =========

                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued liabilities                         $  27,461
     Due to stockholder - accrued interest and other                     33,736
                                                                      ---------

               Total current liabilities                                 61,197

Note payable to stockholder                                             101,500
                                                                      ---------

               Total liabilities                                        162,697
                                                                      ---------

Stockholders' deficiency
     Preferred stock - $.00001 par value;
         20,000,000 shares - authorized
         issued - none
     Common stock - $.00001 par value;                                       --
         500,000,000 shares - authorized
         9,550,750 shares outstanding                                        96
     Additional paid-in-capital                                         727,455
     Accumulated deficit                                               (890,248)
                                                                      ---------

               Total stockholders' deficiency                          (162,697)
                                                                      ---------

               Total liabilities and stockholders' deficiency         $      --
                                                                      =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                   Nine Months Ended
                                                September 30,                        September 30,

                                            2003              2002              2003             2002
                                        -----------       -----------       -----------       -----------
Cost and expenses:
        General and administrative
           expenses                     $     4,224       $     5,535       $    20,310       $    52,606

Interest expense                              2,047             2,047             6,073             3,560
                                        -----------       -----------       -----------       -----------

        Net loss                        $    (6,271)      $    (7,582)      $   (26,383)      $   (56,166)
                                        ===========       ===========       ===========       ===========


Loss per common share                   $      (.00)      $      (.00)      $      (.00)      $      (.01)
                                        ===========       ===========       ===========       ===========


Weighted average common shares
     Outstanding                          9,550,750         9,411,397         9,547,673         9,411,397
                                        ===========       ===========       ===========       ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Nine Months Ended
                                                         September 30,
                                                     2003           2002
                                                   --------       --------

Net cash used in operating activities              $(21,173)      $(70,680)
                                                   --------       --------

Cash flows from financing activities:
      Due to stockholders - net                      21,173         64,680
        Issuance of common stock                         --          6,000
                                                   --------       --------

Cash provided by financing activities                21,173         70,680
                                                   --------       --------

Net increase in cash                                     --             --

Cash - beginning of period                               --             --
                                                   --------       --------

Cash - end of period                               $     --       $     --
                                                   ========       ========

Non-cash disclosures:
         Stock issued for consulting services      $  3,000       $     --
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

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and its subsidiary are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2003, current liabilities exceeded current assets by $61,197.

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2003, the Company had an accumulated deficit of $890,248. The Company also realized net losses of $26,383 and $56,166 for the nine months ended September 30, 2003 and 2002, respectively.

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

         RESULTS OF OPERATIONS

         During the nine months ended September 30, 2003 and 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this quarter, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

         COMMON STOCK

         On April 23, 2002, Bestway Coach Express Inc. ("Bestway"), an unrelated New York corporation acquired 7,000,000 shares of common stock of the Company from an officer/stockholder ("stockholder"), who prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         7,000,000 shares represent approximately 73% of the Company's issued and outstanding common stock at September 30, 2003.

2.       STOCK TRANSACTIONS (Continued)

         COMMON STOCK (Continued)

         On April 22, 2003 the Company had engaged a financial consultant to provide various consulting services for the Company. Under the terms of the agreement, the Company issued 7,000 shares of common stock at par and paid $7,000 on May 1, 2003 for consulting services rendered. "SFAS 123" requires that stock issuances to persons or entities other than employees are to be measured at the fair value of the goods and services received or the value of the equity instruments delivered in exchange, whichever is subject to more reliable measurement. Since there was no public market for the stock, management has valued the shares, based on the difference between fair value of the services provided and cash paid, at $.4286 per share.

         Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company does not intend to declare any dividends for the foreseeable future.

3.       INCOME TAXES

         The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $890,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $356,000 and has been offset by a full allowance for business combination under IRC
         Section 381. For the three and nine months ended September 30, 2003 based on an effective tax rate of 40%, the valuation allowance increased by approximately $2,500 and $10,600, respectively.

4.       RECENT DEVELOPMENTS

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

                          AMCO TRANSPORT HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Since the board has not received any other real indications of interest from potential target companies, the board determined to continue to pursue the share exchange with Bestway and to provide Bestway with additional time in which to prepare for the share

4.       RECENT DEVELOPMENTS (Continued)

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

ITEM 2.  PLAN OF OPERATION

         The following plan of operation should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

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

         We are authorized to issue 500,000,000 shares of common stock with a $.00001 par value and 20,000,000 shares of preferred stock with a $.00001 par value. Our business activities prior to 1997 were conducted through our now dissolved wholly owned subsidiary GEDA Laboratories (Canada) Limited, which was acquired in 1994. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. GEDA had acquired inventory stocks of barrier cream and antiseptic spermicide and tried to market and resell these products in Canada. We have not had any operations since late 1996, have no significant assets and have $162,697 of liabilities as of September 30, 2003.

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

Results of Operations

Third Quarter 2003 - During the third fiscal quarter ended September 30, 2003, we incurred a net loss of $6,271. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our quarterly report on Form 10-QSB for our second fiscal quarter and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

Third Quarter 2002 - During the third fiscal quarter ended September 30, 2002, we incurred a net loss of $7,582. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of an information statement relating to a special meeting of our stockholders at which, among other things, the proposed share exchange with Bestway was voted on, miscellaneous filing fees, general legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

         We had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $890,248.

         We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $30,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

         We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company that has positive cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

Risk Factors That May Affect Future Operating Results

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

         If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

WE HAVE NO OPERATING HISTORY, NOR DO WE HAVE ANY REVENUES AND WE HAVE ONLY MINIMAL ASSETS.

         We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

OUR  MANAGEMENT  TEAM  DOES  NOT  DEVOTE  ITS  FULL  TIME  TO OUR  BUSINESS  AND
OPERATIONS.

         Our management team is the management team of our parent company, Bestway. Our management team devotes its full business time to the business and affairs of Bestway and only devotes minimal time to our business. No member of our management team has any written employment agreement with us nor are they expected to enter into one. We have not obtained key man life insurance on the lives of any member of our management team. The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

WE MAY HAVE CONFLICTS OF INTEREST WITH OUR MANAGEMENT TEAM.

         Conflicts of interest and non-arms length transactions may arise in the future. The terms of a business combination may include terms like the retention of our current officers and directors as officers and directors of the successor company in the business combination. The terms of a business combination may provide for a payment by cash or otherwise to members of our management team for the purchase or retirement of all or part of our common stock that is held by them or for services rendered incident to or following a business combination. Our management team would directly benefit from this type of employment or payment. These benefits may influence our management team's choice of a target company. Our certificate of incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

OUR PROPOSED OPERATIONS ARE PURELY SPECULATIVE.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we can identify a target company and consummate a business combination.

WE ARE SUBJECT TO THE PENNY STOCK RULES.

         Our securities may be classified as a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

WE MAY HAVE SIGNIFICANT DIFFICULTY IN LOCATING A VIABLE BUSINESS COMBINATION CANDIDATE.

         We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IT IS POSSIBLE THAT THE PER SHARE VALUE OF YOUR STOCK WILL DECREASE UPON THE CONSUMMATION OF A BUSINESS COMBINATION.

         A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the per share value of our common stock may decrease, perhaps significantly.

ANY BUSINESS COMBINATION THAT WE ENGAGE IN MAY HAVE TAX EFFECTS ON YOU.

         Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3.  CONTROLS AND PROCEDURES

         Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED: November 11, 2003

                          AMCO TRANSPORT HOLDINGS, INC.



                         By: /s/ Wilson Cheng
                             ---------------------------
                             Chairman, CEO and Treasurer
                            (Principal Executive Officer
                             and Principal Financial or
                             Accounting Officer)

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