Form 10KSB
period 2003-12-31
AMCO TRANSPORT HOLDINGS INC
filed 2004-04-14
CIK 1136331

-------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2003         Commission File No. 0-32433

                         AMCO TRANSPORT HOLDINGS, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                    DELAWARE                               84-1300072
                    --------                               ----------
 (State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                       Identification No.)


            2 Mott Street, 7th Floor
               New York, NY 10013                      (212) 608-8988
               ------------------                       --------------
    (Address of Principal Executive Office)          (Issuer Telephone No.
                                                      Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.00001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES __X__  NO _____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


      The issues revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the 2,545,750 shares of common stock of the registrant held by non-affiliates on April 12, 2004, was not determinable.

      At April 12, 2004, a total of 9,550,750 shares of common stock were outstanding.

                                TABLE OF CONTENTS

PART I.......................................................................3

Item 1.  Description of Business.............................................3

Item 2.  Description of Property.............................................11

Item 3.  Legal Proceedings...................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.................12

PART II......................................................................12

Item 5.  Market for Common Equity and Related Stockholder Matters............12

Item 6.  Management's Discussion and Analysis or Plan of  Operation..........13

Item 7.  Financial Statements................................................15

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................15

Item 8A.  Controls and Procedures............................................15

PART III.....................................................................16

Item 9.  Directors and Executive Officers of the Registrant..................16

Item 10. Executive Compensation..............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management
 and Related Stockholder Matters.............................................18

Item 12. Certain Relationships and Related Transactions......................21

Item 13. Exhibits, List and Reports on Form 8-K..............................21

Item 14.  Principal Accountant Fees and Services.............................22

Signatures...................................................................24

Financial Statements.........................................................F-1

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

      We were incorporated under the laws of the State of Colorado on January 28, 1987 under the name Atlas-Republic Corporation. We had only limited operations other than organizational actions until March 1994 when MFI Multifunding, Inc., a Canadian corporation, acquired control of us. Thereafter, we acquired control of GEDA Laboratories (Canada) Limited, a Canadian corporation, which became our wholly owned subsidiary. GEDA had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical barrier cream (used primarily by medical, emergency and police to protect against blood splashes) and an antiseptic spermicide. By late 1996, we and GEDA were both dormant, primarily due to lack of funding and the poor health of our then President. In August 1998, Stephen M. Siedow became our President and acquired control of us.

      On April 23, 2002, Bestway Coach Express Inc., a New York corporation, acquired a controlling interest of our common stock. Bestway currently owns 7,000,000 shares of our common stock representing approximately 73.35% of our issued and outstanding common stock.

      On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, our name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board. The symbol for the common stock is "ATHO".

      At a stockholders meeting that was held on November 13, 2002, our stockholders approved a proposal relating to a share exchange between us and the stockholders of Bestway pursuant to which each shareholder of Bestway would exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 28,000,000 shares of our common stock. Our board of directors and the board of Bestway each adopted resolutions deferring the closing of the contemplated share exchange indefinitely. We are still considering a share exchange with Bestway which would make Bestway our wholly-owned subsidiary, however, we are currently also open to considering other acquisition opportunities. We currently continue to have only limited operations and our focus is on either effecting an acquisition of Bestway or some other as yet unidentified operating company.

      We own no real estate and have no full time employees, and we will have no operations of our own unless and until we consummate the share exchange with Bestway or otherwise acquire operations or engage in one or more of the activities described below under this ITEM 1. We are currently a blank check company which intends to enter into a business combination with Bestway or one or more as yet unidentified privately held businesses.

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

PROPOSED BUSINESS

      We have entered into a share exchange agreement with the stockholders of Bestway as described above, however, there can be no assurance that we will consummate the acquisition of Bestway in accordance with such agreement. Our board of directors and the board of directors of Bestway have delayed the consummation of the share exchange indefinitely as they monitor Bestway's financial condition and look for other acquisition opportunities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

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

SHAREHOLDERS

      We have approximately 165 shareholders of record. We have 9,550,750 common shares issued and outstanding, of which (i) 710,878 shares are unrestricted and not held by affiliates, (ii) 200,000 shares are restricted, but eligible for transfer under Rule 144, (iii) 350,000 shares are restricted and held by shareholders who were issued or transferred these shares on or before March 8, 1994 and these shares cannot be sold or transferred in the public markets unless these shares are registered for resale under the Act or otherwise as permitted by law, (iv) 1,282,872 shares, in the aggregate, are restricted and held by Stephen M. Siedow and his transferees; and (v) 7,000,000 shares are restricted and held by Bestway. We have granted the Shareholders of the 350,000 shares above and Mr. Siedow and his transferees piggyback "registration rights" relating to their shares if a Registration Statement is filed by us.

       Securities Authorized For Issurance Under Equity Compensation Plans


----------------------------------------------------------------------------------------------------------------------
                                       (a)                            (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
        Plan Category           Number of securities to be   Weighted - average prices    Number of securities
                                issued upon exercise of      of outstanding options       available for future
                                outstanding options,         warrants and rights          issuance under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in Column (a))
----------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                - 0 -                         N/A                      40,000,000
 approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              - 0 -                         N/A                         - 0 -
 approved by security holders
----------------------------------------------------------------------------------------------------------------------
            Total                                                                                 40,000,000
----------------------------------------------------------------------------------------------------------------------

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

RECENT SALES OF UNREGISTERED SECURITIES

      On April 22, 2003 we engaged a financial consultant to provide various consulting services to us. As partial consideration for those services, we issued the consultant 7,000 shares of our common stock. We relied on Section 4(2) of the Securities Act in issuing these shares.

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

      Comparison of 2003 to 2002

      For the year ended December 31, 2003, we had no revenues and incurred a net loss of $35,442, as compared to a net loss of $73,287 for the year ended December 31, 2002. Expenses in calendar 2003 related primarily to accounting and miscellaneous general and administrative fees.


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

LIQUIDITY AND CAPITAL RESOURCES

      We had no cash on hand at December 31, 2003 and have no significant assets other assets to meet ongoing expenses or debts that may accumulate. As of such date, we had accumulated a deficit (net loss) of $899,307. We have debts totaling $137,282, owed to Bestway, our controlling stockholder, and to its trade vendors for costs advanced on our behalf.

      We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES.

      Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS

      Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:


NAME                AGE       POSITION(S) WITH THE COMPANY
----                ---       ----------------------------

Wilson Cheng         31       CEO, President, Treasurer and Chairman
                              of the Board of Directors since April 23, 2002

Vivian Cheng         34       Executive Vice President and Director since
                              April 23, 2002

Kelvin Chan          35       Chief Operating Officer, General Manager
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

NO AUDIT COMMITTEE FINANCIAL EXPERT

      We do not have any audit committee financial expert serving on our board of directors. We are currently a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, we have no capital resources and very little business or financial activity. Therefore, we could not afford to retain a qualified audit committee financial expert, nor does our business or financial activities currently require the retention of such an expert.

CODE OF ETHICS

      On February 20, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

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

ITEM 10. EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

      For the years ended December 31, 2003 and 2002 and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

COMPENSATION PURSUANT TO PLANS

      For the years ended December 31, 2003 and 2002 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

      The following table sets forth, as of April 12, 2004, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group.

NAME AND ADDRESS                    AMOUNT AND NATURE                   PERCENT
OF BENEFICIAL OWNER                 OF BENEFICIAL OWNER                 OF CLASS

Bestway Coach Express Inc.                7,000,000 (1)                   73.3%
2 Mott Street, 7th Floor
New York, New York  10013

Wilson Cheng                              7,000,000 (1)(5)                73.3%
President, CEO, Treasurer
And Chairman of the Board
2 Mott Street, 7th Floor
New York, New York  10013

Vivian Cheng                              7,000,000 (1)(5)                73.3%
Executive Vice President and
Director
2 Mott Street, 7th Floor
New York, New York  10013

Kelvin Chan
Chief Operating Officer,
General Manager and Director              7,000,000 (1)(5)                73.3%
2 Mott Street, 7th Floor
New York, New York  10013

Jovi Chen                                 7,000,000 (1)(5)                73.3%
VP of Sales and Marketing
2 Mott Street, 7th Floor
New York, New York  10013

Stephen M. Siedow                           682,872(2)                     7.2%
12373 E. Cornell Avenue
Aurora, Colorado  80014

John D. Brasher Jr.                         600,000(3)                     6.3%
90 Madison Street
Suite 707
Denver Colorado  80206

Lisa K. Brasher.                            600,000(4)                     6.3%
90 Madison Street
Suite 707
Denver Colorado  80206

All directors and executive
officers as a group (five persons)        7,000,000(1)(5)                 73.3%

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

CHANGES IN CONTROL

      On March 19, 2002 Bestway entered into a Stock Purchase Agreement with Stephen M. Siedow pursuant to which Bestway acquired 7,000,000 shares of our common stock from Mr. Siedow on April 23, 2002 for an aggregate purchase price of $250,000 or $.0357 per share. The shares as of the date hereof amount to approximately 73.3% of our issued and outstanding common stock. Also, in connection with the acquisition of the shares by Bestway, Bestway loaned us $101,500 to pay off some of our accrued liabilities. This loan is evidenced by a promissory note, dated April 23, 2002, by us in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable on September 30, 2004. Bestway used cash that it obtained from the sale of its common stock in a private placement under Regulation D of the Securities Act that closed on April 23, 2002 to finance the acquisition of control of us and the loan made to us.

      We have entered into a share exchange agreement with Bestway's stockholders. Pursuant to the share exchange, if it is consummated, we would issue, in the aggregate, 23,400,000 shares of our common stock to the Bestway stockholders in exchange for all of the issued and outstanding common stock of Bestway. Bestway would become our wholly-owned subsidiary and the stockholders of Bestway would own, assuming no shares of our common stock are issued prior to the consummation of this share exchange, approximately 90% of our common stock. Our existing stockholders would therefore own the remaining 10% of our common stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On April 23, 2002, Bestway Coach Express Inc. acquired 7,000,000 shares of our common stock (74.9%) from Stephen M. Siedow, who had been our controlling stockholder and sole officer and director. The acquisition of the shares by Bestway was effected pursuant to a stock purchase agreement, dated March 19, 2002, among Bestway, Mr. Siedow and us. Bestway paid Mr. Siedow $250,000.00 for the shares. Bestway simultaneously loaned us $101,500 to pay off accrued liabilities existing as of the date that Bestway acquired the shares from Mr. Siedow. The loan matures on September 30, 2004 and it accrues interest at the simple rate of 8% until it is paid off. At the same time that Bestway acquired the shares, we granted Mr. Siedow piggy back registration rights relating to the remaining 1,282,872 shares that he continued to hold. On May 9, 2002, Mr. Siedow transferred 600,000 of these remaining shares to John D. Brasher (450,000 shares) and Lisa K. Brasher (150,000 shares). The piggy back registration rights require us to use our reasonable best efforts to cause Mr. Siedow's (and his transferees')shares to be included in any registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor forms) that we file with the Securities and Exchange Commission under which we or our selling stockholders are selling our securities for cash. As part of the transaction, Mr. Siedow also agreed that for the one year period following the registration of his remaining shares he will not sell during any three-month period a number of those shares that exceeds the greater of: (i) one percent of the shares of our common stock outstanding as shown by the most recent report or statement published by us, (ii) the average weekly reported volume of trading in our securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association and/or reported through the OTC Bulletin Board and any other venue where our common stock is traded during the four calendar weeks immediately preceding the same, or (iii) a non-cumulative monthly limit of 150,000 shares. This restriction also applies to the 600,000 shares transferred to John D. Brasher Jr. and Lisa K. Brasher.

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

      At December 31, 2003 and 2002 we were indebted to our officers, directors and control shareholders for services and fees and costs advanced on behalf of us in the amount of $137,282 and $117,063, respectively. We have no understanding with our officers, directors or shareholders, pursuant to which such persons are required to contribute capital to us, loan money or otherwise provide funds to us, although management expects that one or more of such persons may make funds available to us in the event of need to cover operating expenses.

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

      *3.1 Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *3.2 Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.1 AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.2 AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.3 Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.4 Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.5 Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO's current report on Form 8-K, dated December 3, 2003 in file 0-32444)

      14     Code of Ethics

      21     A description of the subsidiaries of the Company

      31     Rule 13a-14(a)/15d-14(a) Certifications

      32     Section 1350 Certifications

-----------------------------
      * Incorporated by Reference into this Annual Report on Form 10-KSB as indicated.

(B)   REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for each of the fiscal year ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $6,000 and $6,000, respectively.

AUDIT RELATED FEES

      The aggregate fees billed in the fiscal year ended December 31, 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

      The aggregate fees billed in the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $1,500 and $1,500, respectively.

ALL OTHER FEES

      The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

      On February 20, 2004 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Wilson Cheng to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 12, 2003

                                       AMCO TRANSPORT HOLDINGS, INC.


                                        By: /s/ Wilson Cheng
                                            ------------------------------------
                                            Wilson Cheng
                                            Chairman, Chief Executive Officer,
                                            President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                           Date
      ---------                       -----                           ----

                                                                  April 14, 2002
   /s/ Wilson Cheng          Chairman, CEO, President and
   ----------------          Treasurer
     Wilson Cheng

   /s/ Vivian Cheng          Executive Vice President and         April 14, 2002
   ----------------          Director
     Vivian Cheng

   /s/ Kelvin Chan           Chief Operating Officer and          April 14, 2002
   ---------------           Director
     Kelvin Chan

                          AMCO TRANSPORT HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----

INDEX TO FINANCIAL STATEMENTS                                     F - 1

INDEPENDENT AUDITORS' REPORT                                      F - 2

FINANCIAL STATEMENTS:
   BALANCE SHEET                                                  F - 3

   STATEMENTS OF OPERATIONS                                       F - 4

   STATEMENTS OF CHANGES
        IN STOCKHOLDERS' DEFICIENCY                               F - 5

   STATEMENTS OF CASH FLOWS                                       F - 6

     NOTES TO THE FINANCIAL STATEMENTS                            F - 7 - F - 12

Board of Directors
AMCO Transport Holdings, Inc.
New York, N.Y.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of AMCO Transport Holdings, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMCO Transport Holdings, Inc. as of December 31, 2003, and the results of their operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Livingston Wachtell & Co., LLP
New York, New York
March 26,2004

                          AMCO TRANSPORT HOLDINGS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003


                                              Assets

Total assets                                                        $      --
                                                                    =========



                   Liabilities and Stockholders' Deficiency

Current liabilities
    Accrued liabilities                                             $  34,474
    Due to stockholder - accrued interest and other                    35,782
    Note payable to stockholder                                       101,500
                                                                    ---------

            Total current liabilities                                 171,756
                                                                    ---------



Stockholders' deficiency
    Preferred stock - $.00001 par value
        20,000,000 shares - authorized
        issued and outstanding - none                                      --
    Common stock - $.00001 par value;
        500,000,000 shares - authorized
        9,550,750 shares issued and outstanding                            96
    Additional paid-in-capital                                        727,455
    Accumulated deficit                                              (899,307)
                                                                    ---------

            Total stockholders' deficiency                           (171,756)
                                                                    ---------

            Total liabilities and stockholders' deficiency          $      --
                                                                    =========


    The accompanying notes are an integral part of the financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS


                                                Year Ended December 31,
                                                   2003         2002
                                              -----------    -----------

Costs and expenses:
   General and administrative expenses        $    27,323    $    67,681
                                              -----------    -----------

        Net operating loss                        (27,323)       (67,681)

Interest expense                                    8,119          5,606
                                              -----------    -----------

        Net loss                              $   (35,442)   $   (73,287)
                                              ===========    ===========

Basic and diluted net loss per common share   $      (.00)   $      (.01)
                                              ===========    ===========

Weighted average shares outstanding             9,548,449      9,444,572
                                              ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                                        Common Stock      Additional
                                        ------------      Paid-In    Accumulated
                                    Shares      Amount    Capital    Deficit
                                  ---------   ---------   ---------   ---------
Balances, January 1, 2002         9,343,750   $      93   $ 718,458   $(790,578)

Common stock issued - exercise of
    warrants - $.03 per share       200,000           2       5,998          --


        Net loss                         --          --          --     (73,287)
                                  ---------   ---------   ---------   ---------

Balances December 31, 2002        9,543,750          95     724,456    (863,865)

Common stock  issued for services
   rendered - $.43 per share          7,000           1       2,999          --

        Net loss                         --          --          --     (35,442)
                                  ---------   ---------   ---------   ---------

Balances - December 31, 2003      9,550,750   $      96   $ 727,455   $(899,307)
                                  =========   =========   =========   =========

                          AMCO TRANSPORT HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended December 31,
                                                            2003       2002
                                                          --------    --------
Cash flows from operating activities:
    Net loss                                              $(35,442)   $(73,287)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Changes in operating assets and liabilities:
           Accounts payable and accrued liabilities         12,223         561
           Common stock issued for services rendered         3,000          --
                                                          --------    --------

               Net cash used in operating activities       (20,219)    (72,726)
                                                          --------    --------


Cash flows from financing activities:
    Due to stockholders - net                               20,219      66,726
    Proceeds from issuance of common stock                      --       6,000
                                                          --------    --------

               Cash provided by financing activities        20,219      72,726
                                                          --------    --------

Net increase in cash                                            --          --

Cash - beginning of year                                        --          --
                                                          --------    --------

Cash - end of year                                        $     --    $     --
                                                          ========    ========

                          AMCO TRANSPORT HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      The financial statements presented are those of AMCO Transport Holdings, Inc. (the "Company" or "AMCO") formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

      The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc. AMCO was formed for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through the merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is "ATHO".

      CAPITAL RESOURCES AND BUSINESS RISKS

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2003, current liabilities exceeded current assets by $171,756.

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2003, the Company had an accumulated deficit of $899,307. The Company also realized net losses of $35,442 and $73,287 for the years ended December 31, 2003 and 2002, respectively.

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

      RESULTS OF OPERATIONS

      During the years ended December 31, 2003 and 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

      The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

      On August 1, 2003, the Board of Directors adopted resolutions that indefinitely postponed the proposed share exchange with Bestway Coach Express, Inc. ("Bestway"), the Company's controlling shareholder. The Board felt that it would be in the best interests of the stockholders to delay the share exchange so that the Board could continue to monitor Bestway's financial condition and ultimately make an informed decision as to whether the share exchange should be consummated or abandoned. Simultaneously, the Company is seeking out other acquisition candidates that may offer more value to the Company's shareholders than Bestway.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), requires entities to disclose the fair values of financial instruments except when it is not practical to do so. Under SFAS No. 107, it is not practical to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

      As a result of the difficulties presented in the valuation due to officer/stockholder, because of its related party nature, estimating the fair value of this financial instrument is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above are derivative financial instruments and none are held for trading purposes.

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

      CONTROL BY PRINCIPAL STOCKHOLDERS

      Bestway, the directors, executive officers, their affiliates and related parties own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, Bestway, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

2.    STOCK TRANSACTIONS

      PREFERRED STOCK

      No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

2.    STOCK TRANSACTIONS (Continued0

      COMMON STOCK

      On April 23, 2002, Bestway Coach Express Inc. ("Bestway"), an unrelated New York corporation acquired 7,000,000 shares of common stock of the Company from an officer/stockholder ("officer"), who, prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The 7,000,000 shares represent approximately 73% of the Company's issued and outstanding common stock at December 31, 2003.

      Bestway acquired the shares pursuant to a Stock Purchase Agreement with the officer and the purchase price for the shares was $250,000 or approximately $.0357 per share. Also, in connection with the acquisition of the shares, Bestway loaned the Company $101,500 to pay off the loan balance from the officer and some of the Company's liabilities. This loan is evidence by a one year promissory note, dated April 23, 2002, by the Company in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003. On April 23, 2003, Promissory Note by AMCO favor of Bestway in the principal amount of $101,500. The amendment extends the maturity date of the note from April 23, 2003 to September 30, 2004. All other items and conditions of the note remain unchanged. The total liability to Bestway, including accrued interest of $13,726 and other fees paid by Bestway on behalf of the Company was $137,282 at December 31, 2003.

      On April 22, 2003, the Company had engaged a financial consultant to provide various consulting services for the Company. Under the terms of the agreement, the Company issued 7,000 shares of common stock at par and paid $7,000 on May 1, 2003 for consulting services rendered. "SFAS 123" requires that stock issuances to persons or entities other than employees are to be measured at the fair value of the goods and services received or the value of the equity instruments delivered in exchange, whichever is subject to more reliable measurement. Since there was no public market for the stock, management has valued the shares, based on the difference between fair value of the services provided and cash paid, at $.4286 per share.

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

4.    INCOME TAXES

      The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $900,000 expiring in the year 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $360,000 and has been offset by a full allowance for business combination under IRC Section 381. For the year ended December 31, 2003, based on an effective tax rate of 40%, the valuation allowance increased by approximately $14,000.

                                  EXHIBIT INDEX


EXHIBIT NUMBER      EXHIBIT DESCRIPTION
--------------      -------------------

14                  Code of Ethics

21                  Description of Subsidiaries

31                  Certification of Principal Executive and Financial Officer

32                  Section 1350 Certification