Form 10QSB
period 2004-03-31
AMCO TRANSPORT HOLDINGS INC
filed 2004-05-17
CIK 1136331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004
                           Commission File No. 0-32433

                          AMCO TRANSPORT HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                      84-1300072
 ------------------------------                     -----------------------
(State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
incorporation or organization)

      2 Mott Street, 7th Floor
          New York, New York                                 10013
----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 608-8988
               --------------------------------------------------
                           (Issuer's telephone number)


      The number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2004 are as follows:


        Class of Securities                             Shares Outstanding
  -------------------------------                   --------------------------
 Common Stock, $0.00001 par value                            9,550,750

Transitional Small Business Disclosure Format (check one):  Yes      No    X
                                                                ---       ---

ITEM 1. FINANCIAL STATEMENTS

                          AMCO TRANSPORT HOLDINGS, INC.

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2004
                                   (UNAUDITED)


                                      Assets

Total assets                                                          $      --
                                                                      =========

                     Liabilities and Stockholders' Deficiency

Current liabilities
    Accrued liabilities                                               $  37,474
    Due to stockholder - accrued interest and other                      37,807
    Note payable to stockholder                                         101,500
                                                                      ---------

          Total current liabilities                                     176,781
                                                                      ---------

Stockholders' deficiency
    Preferred stock - $.00001 par value;
      20,000,000 shares - authorized
      issued and outstanding - none                                          --
    Common stock - $.00001 par value;
      500,000,000 shares - authorized
      9,550,750 shares issued and outstanding                                96
    Additional paid-in-capital                                          727,455
    Accumulated deficit                                                (904,332)
                                                                      ---------

          Total stockholders' deficiency                               (176,781)
                                                                      ---------

          Total liabilities and stockholders' deficiency              $      --
                                                                      =========


               The accompanying notes are an integral part of the
                        condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------

Costs and expenses:
   General and administrative expenses              $     3,000     $     4,951
                                                    -----------     -----------

      Net operating loss                                 (3,000)         (4,951)

Interest expense                                          2,025           2,002
                                                    -----------     -----------

      Net loss                                      $    (5,025)    $    (6,953)
                                                    ===========     ===========

Basic and diluted net loss per common share         $      (.00)    $      (.00)
                                                    ===========     ===========

Weighted average shares outstanding                   9,550,750       9,543,750
                                                    ===========     ===========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

Cash flows from operating activities:

      Net cash (used in) operating activities        $    (2,025)   $    (7,002)
                                                     -----------    -----------


Cash flows from financing activities:
   Due to stockholders - net                               2,025          7,002
   Proceeds from issuance of common stock                     --             --
                                                     -----------    -----------

      Cash provided by financing activities                2,025          7,002
                                                     -----------    -----------

Net increase in cash                                          --             --

Cash - beginning of period                                    --             --
                                                     -----------    -----------

Cash - end of period                                 $        --    $        --
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and its subsidiary are included in the condensed financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

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

      CAPITAL RESOURCES AND BUSINESS RISKS

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2004, current liabilities exceeded current assets by $176,781.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

      CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2004, the Company had an accumulated deficit of $904,332. The Company also realized net losses of $5,025 and $6,953 for the three months ended March 31, 2004 and 2003, respectively.

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

      RESULTS OF OPERATIONS

      During the three months ended March 31, 2004 and 2003, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

      SIGNIFICANT ESTIMATES

      Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses.

      CONTROL BY PRINCIPAL STOCKHOLDERS

      Bestway Coach Express, Inc., the directors, executive officers, their affiliates and related parties own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, Bestway, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

2.    INCOME TAXES

      The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $905,000 expiring in the year 2024. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $362,000 and has been offset by a full allowance for business combination under IRC Section 381. For the three months ended March 31, 2004, based on an effective tax rate of 40%, the valuation allowance increased by approximately $2,000.

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

ITEM  2. PLAN OF OPERATION

      The following plan of operation should be read in conjunction with our unaudited statements and the notes thereto.

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

      We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to hire employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Results of Operations

First Quarter 2004 - During the first fiscal quarter of 2004, we incurred a net loss of $5,025. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, the preparation of this quarterly report, general legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

First Quarter 2003 - During the first quarter of 2003, we incurred a net loss of $6,953. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the 2002 fiscal year and the quarterly report on Form 10-QSB for the first quarter of 2003, general legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

      We had $-0- cash on hand at the end of the first quarter of 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $904,332.

      We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $30,000 in the fiscal year ending December 31, 2004. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

      Our management team only devotes minimal time to our business. No member of our management team has any written employment agreement with us nor are they expected to enter into one. We have not obtained key man life insurance on the lives of any member of our management team. The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

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

ITEM  3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED: May 14, 2004

                          AMCO TRANSPORT HOLDINGS, INC.


                               By:   /s/ Wilson Cheng
                                    --------------------------------------
                                    Chairman, CEO and Treasurer
                               (Principal Executive Officer and
                               Principal Financial or Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.         Description
---------   -----------

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32          Certification of CEO and Treasurer  furnished  pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.