Form 10QSB
period 2004-06-30
AMCO TRANSPORT HOLDINGS INC
filed 2004-08-12
CIK 1136331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                           Commission File No. 0-32433


                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
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
                           (Issuer's telephone number)

      The number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2004 are as follows:


        Class of Securities                           Shares Outstanding
        -------------------                           ------------------

Common Stock, $0.00001 par value                           9,550,750


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

ITEM 1. FINANCIAL STATEMENTS

                          AMCO TRANSPORT HOLDINGS, INC.

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS

Total assets                                                          $      --
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued liabilities                                              $  15,156
     Due to stockholder - accrued interest and other                     48,168
     Note payable to stockholder                                        101,500
                                                                      ---------

               Total current liabilities                                164,824
                                                                      ---------

Stockholders' deficiency
     Preferred stock - $.00001 par value;
         20,000,000 shares - authorized
         issued and outstanding - none                                       --
     Common stock - $.00001 par value;
         500,000,000 shares - authorized
         9,550,750 shares issued and outstanding                             96
     Additional paid-in-capital                                         727,455
     Accumulated deficit                                               (892,375)
                                                                      ---------

               Total stockholders' deficiency                          (164,824)
                                                                      ---------

               Total liabilities and stockholders' deficiency         $      --
                                                                      =========


               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        SIX MONTHS ENDED                  THREE MONTHS ENDED
                                             JUNE 30,                          JUNE 30,
                                        ----------------                  ------------------
                                       2004             2003             2004             2003
                                   -----------      -----------      -----------      -----------
Costs and expenses:
    General and administrative
          expenses                 $     3,619      $    16,086      $       619      $    11,134
                                   -----------      -----------      -----------      -----------

         Operating loss                 (3,619)         (16,086)            (619)         (11,134)

Other income (expense)
    Miscellaneous income                14,600               --           14,600               --
    Interest expense                    (4,049)          (4,026)          (2,024)          (2,024)
                                   -----------      -----------      -----------      -----------

         Net income (loss)         $     6,932      $   (20,112)     $    11,957      $   (13,158)
                                   ===========      ===========      ===========      ===========

Basic and diluted net income
    (loss) per common share        $       .00      $      (.00)     $       .00      $      (.00)
                                   ===========      ===========      ===========      ===========

Weighted average shares
    outstanding                      9,550,750        9,546,109        9,550,750        9,548,442
                                   ===========      ===========      ===========      ===========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 ----------------
                                                                2004          2003
                                                              --------      --------
Cash flows from operating activities:
                  Net cash (used in) operating activities     $(12,386)     $(16,026)
                                                              --------      --------

Cash flows from financing activities:
     Due to stockholders - net                                  12,386        16,026
     Proceeds from issuance of common stock                         --            --
                                                              --------      --------

                  Cash provided by financing activities         12,386        16,026
                                                              --------      --------

Net increase in cash                                                --            --

Cash - beginning of period                                          --            --
                                                              --------      --------

Cash - end of period                                          $     --      $     --
                                                              ========      ========

Supplemental noncash disclosures:
     Stock issued for consulting services                     $     --      $  3,000
                                                              ========      ========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

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

      CAPITAL RESOURCES AND BUSINESS RISKS

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2004, current liabilities exceeded current assets by $164,824.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2004, the Company had an accumulated deficit of $892,375.

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

      RESULTS OF OPERATIONS

      During the six months ended June 30, 2004 and 2003, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

      During the quarter ended June 30, 2004, the Company has a writeoff of accrued professional fees for prior periods in the amount of $14,600, shown as a miscellaneous income on the condensed statements of operations.

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

2.    INCOME TAXES

      The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $892,000 expiring in the year 2024. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $365,000 and has been offset by a full allowance for business combination under IRC Section 381. For the six months ended June 30, 2004, based on an effective tax rate of 40%, the valuation allowance decreased by approximately $2,800.

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

PLAN OF OPERATION

      We are a "shell" company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2004 - During the quarter ended June 30, 2004, the Company has a writeoff of accrued professional fees for prior periods in the amount of $14,600, shown as a miscellaneous income on the condensed statements of operations. Expenses during the three and six month periods related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, the preparation of our first quarter 10-QSB report, the preparation of this quarterly report, general legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

      We had $-0- cash on hand at the end of the second quarter of 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $892,375.

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

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On July 12, 2004, we entered into a stock purchase agreement (the "Stock Purchase Agreement") with Shu Keung Chui ("Mr. Chui") and our controlling stockholder, Bestway. Pursuant to the Stock Purchase Agreement, Bestway was to sell to Mr. Chui (i) 6,900,000 shares of our common stock that are held by Bestway (the "Shares") and (ii) a promissory note, dated April 23, 2002, as amended (the "Note"), by us in favor of Bestway in the principal amount of $101,500. Pursuant to the Stock Purchase Agreement, Mr. Chui was to pay Bestway $325,000 in cash for the Shares and the Note. Mr. Chui paid Bestway a $50,000 escrow deposit upon entering into the Stock Purchase Agreement and the remaining $275,000 was initially due on July 16, 2004, but this date was later extended, pursuant to a letter agreement, to July 27, 2004 (the "Closing Date"). Mr. Chui breached the Stock Purchase Agreement on the Closing Date by failing to pay the remaining $275,000 that became due to Bestway on the Closing Date. On August 9, 2004, Bestway terminated the Stock Purchase Agreement in accordance with its terms as a result of such breach.

      On July 12, 2004, we entered into a Termination Agreement with Bestway relating to the termination of that certain share exchange agreement, dated June 28, 2002, as amended by Amendment No. 1 thereto, dated July 24, 2002 and Amendment No. 2 thereto, dated November 13, 2002. The share exchange agreement related to the proposed acquisition by us of all of the issued and outstanding capital stock of Bestway.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

10.1 Stock Purchase Agreement, dated July 12, 2004, among Bestway Coach Express Inc., Shu Keung Chui and AMCO Transport Holdings, Inc.

10.2 Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and AMCO Transport Holdings, Inc.

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


DATED: August 11, 2004

                                      AMCO TRANSPORT HOLDINGS, INC.

                                      By: /s/ WILSON CHENG
                                          -----------------------------
                                          Chairman, CEO and Treasurer
                                          (Principal Executive Officer and
                                          Principal Financial or Accounting
                                          Officer)

                                  EXHIBIT INDEX

Exhibit
NO.                             DESCRIPTION
-------                         -----------
10.1 Stock Purchase Agreement, dated July 12, 2004, among Bestway Coach Express Inc., Shu Keung Chui and AMCO Transport Holdings, Inc.

10.2 Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and AMCO Transport Holdings, Inc.

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification  of CEO and  Treasurer  furnished  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.