Form 10QSB
period 2004-09-30
AMCO TRANSPORT HOLDINGS INC
filed 2004-11-15
CIK 1136331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                           Commission File No. 0-32433

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
                           (Issuer's telephone number)


         The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2004 are as follows:


        Class of Securities                             Shares Outstanding
        --------------------------              -------------------------------
     Common Stock, $0.00001 par value                        9,550,750

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ------    ------

ITEM 1.     FINANCIAL STATEMENTS

                          AMCO TRANSPORT HOLDINGS, INC.

                             CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                     Assets

Total assets                                                          $      --
                                                                      =========



                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accrued liabilities                                              $  16,156
     Due to stockholder - accrued interest and other                     50,215
     Note payable to stockholder                                        101,500
                                                                      ---------

               Total current liabilities                                167,871
                                                                      ---------



Stockholders' deficiency
     Preferred stock - $.00001 par value;
         20,000,000 shares - authorized
         issued and outstanding - none                                       --
     Common stock - $.00001 par value;
         500,000,000 shares - authorized
         9,550,750 shares issued and outstanding                             96
     Additional paid-in-capital                                         727,455
     Accumulated deficit                                               (895,422)
                                                                      ---------

               Total stockholders' deficiency                          (167,871)
                                                                      ---------

               Total liabilities and stockholders' deficiency         $      --
                                                                      =========



               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Nine Months Ended                          Three Months Ended
                                                  September 30,                              September 30,
                                           2004                  2003                 2004                 2003
                                       -----------          -----------          -----------          -----------
Costs and expenses:
    General and administrative
          Expenses                     $     5,119          $    20,310          $     1,500          $     4,224
                                       -----------          -----------          -----------          -----------

         Operating loss                     (5,119)             (20,310)              (1,500)              (4,224)

Other income (expense)
    Miscellaneous income                    15,100                   --                  500                   --
    Interest expense                        (6,096)              (6,073)              (2,047)              (2,047)
                                       -----------          -----------          -----------          -----------

         Net income (loss)             $     3,885          $   (26,383)         $    (3,047)         $    (6,271)
                                       ===========          ===========          ===========          ===========

Basic and diluted net income
    (loss) per common share            $       .00          $       .00          $       .00          $       .00
                                       ===========          ===========          ===========          ===========

Weighted average shares
    outstanding                          9,550,750            9,547,673            9,550,750            9,550,750
                                       ===========          ===========          ===========          ===========



               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                    2004            2003
                                                                  -------         --------
Cash flows from operating activities:

                  Net cash (used in) operating activities         $    --         $(21,173)
                                                                  -------         --------


Cash flows from financing activities:
     Due to stockholders - net                                     21,173
     Proceeds from issuance of common stock                            --               --
                                                                  -------         --------

                  Cash provided by financing activities            21,173
                                                                  -------         --------

Net increase in cash                                                   --               --

Cash - beginning of period                                             --               --
                                                                  -------         --------

Cash - end of period                                              $    --         $     --
                                                                  =======         ========

Supplemental noncash disclosures:
     Stock issued for consulting services                         $    --         $  3,000
                                                                  =======         ========



               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.


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

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2004, current liabilities exceeded current assets by $167,871.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2004, the Company had an accumulated deficit of $895,422.

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

         RESULTS OF OPERATIONS

         During the nine months ended September 30, 2004 and 2003, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

         During the quarter ended September 30, 2004, the Company has a writeoff of accrued professional fees for prior periods in the amount of $500, shown as a miscellaneous income on the condensed statements of operations.

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


2.       INCOME TAXES

         The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $895,000 expiring in the year 2024. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $358,000 and has been offset by a full allowance for business combination under IRC
         Section 381. For the nine months ended September 30, 2004, based on an effective tax rate of 40%, the valuation allowance decreased by approximately $1,600.

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

RESULTS OF OPERATIONS

Third Quarter 2004 - During the third fiscal quarter of 2004, we incurred a net loss of $3,047. We incurred a net loss of $3,885 for the nine month period ended September 30, 2004. Expenses during the three and nine month periods related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, the preparation of our first and second quarter 10-QSB report, the preparation of this quarterly report, general legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We also incurred some legal expenses in negotiating the terms of a proposed acquisition that was not consummated and in investigating other potential acquisitions. We paid no rent or salaries and had no operations during the quarter other than operations relating to our search for a viable acquisition target.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had $-0- cash on hand at the end of the third quarter of 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit (net loss) of $895,422.

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

         We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company that has positive cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money from third parties to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was carried out under the supervision and with the participation of our management, including Wilson Cheng, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Cheng concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED: November 15, 2004

                          AMCO TRANSPORT HOLDINGS, INC.



                      By:/s/ Wilson Cheng
                         -------------------------
                         Chairman, CEO and Treasurer
                      (Principal Executive Officer and Principal
                      Financial or Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.              Description

31 Certification of CEO and Treasurer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.