Form 10KSB
period 2004-12-31
AMCO TRANSPORT HOLDINGS INC
filed 2005-05-12
CIK 1136331

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004          Commission File No. 0-32433

                          AMCO TRANSPORT HOLDINGS, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                       84-1300072
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

201 S. Lake Ave., Suite 302
    Pasadena, CA 91101                                  (949) 660-7700
---------------------------                 ------------------------------------
  (Address of Principal                        (Issuer Telephone No. Including
     Executive Office)                                      Area Code)

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

YES       NO   X
    ---       ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The issuer's revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the 2,650,750 shares of common stock of the registrant held by non-affiliates on May 5, 2005, was not determinable.

      At May 5, 2005, a total of 9,550,750 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information statement under Section 14(f) originally files with the Securities and Exchange Commission on January 19, 2005.

Transitional Small business Disclosure Format:   YES       NO   X
                                                     ---       ---

                                TABLE OF CONTENTS

PART I....................................................................... 3

Item 1. Description of Business.............................................. 3

Item 2. Description of Property..............................................12

Item 3. Legal Proceedings....................................................12

Item 4. Submission of Matters to a Vote of Security Holders..................12

PART II......................................................................12

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        matters..............................................................12

Item 6. Management's Discussion and Analysis or Plan of  Operation...........13

Item 7. Financial Statements.................................................15

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.................................................15

Item 8A. Controls and Procedures.............................................16

Item 8B. Other Information...................................................16

PART III.....................................................................16

Item 9. Directors and Executive Officers of the Registrant...................16

Item 10. Executive Compensation..............................................18

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................19

Item 12. Certain Relationships and Related Transactions......................20

Item 13. Exhibits, List and Reports on Form 8-K..............................20

Item 14. Principal Accountant Fees and Services..............................21

Signatures...................................................................22

Index to Financial Statements................................................F-1

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

      On April 23, 2002, Bestway Coach Express Inc., a New York corporation, acquired a controlling interest of our common stock by purchasing 7,000,000 shares of our common stock in a private transaction directly for, Mr. Siedow. These 7,000,000 shares represented approximately 73.35% of our issued and outstanding common stock.

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

      At a stockholders meeting that was held on November 13, 2002, our stockholders approved a proposal relating to a share exchange between us and the stockholders of Bestway pursuant to which each shareholder of Bestway would exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 28,000,000 shares of our common stock. Our board of directors and the board of Bestway each adopted resolutions deferring the closing of the contemplated share exchange indefinitely. On July 12, 2004 and as part of proposed transaction whereby Mr. Shu Keung Chui was to purchase a controlling interest in our common stock from Bestway, we entered into a termination agreement with Bestway whereby the share exchange agreement was terminated with a mutual release of liabilities which may arise out of the share exchange agreement.

      On November 19, 2004 Mr. Chui, who is a citizen of Hong Kong, acquired 6,900,000 shares of our common stock directly from Bestway in a private transaction pursuant to a stock purchase agreement with Bestway and AMCO. The 6,900,000 shares represent approximately 72.25% of our issued and outstanding common stock.

      Pursuant the terms of the stock purchase agreement, Wilson Cheng, Vivian Cheng and Kelvin Chan resigned as officers of AMCO on November 19, 2004. There were no disagreements between the resigning officers and AMCO at the time of their resignations. Also pursuant to the terms of the stock purchase agreement, our Board of Directors, which consisted of Wilson Cheng, Vivian Cheng and Kelvin Chan, appointed Mr. Chui as our president and chief financial officer and Mr. Cheng Chen as our chief executive officer and secretary. The appointments of Messrs. Chui and Chen as our officers became effective on November 19, 2004.

      Also pursuant to the terms of the stock purchase agreement, all the members of our board of directors tendered their resignations as directors of AMCO and appointed Messrs. Chui and Chen as our directors. The resignations of Wilson Cheng, Vivian Cheng and Kelvin Chan as our directors as well as the appointment of Messrs. Chui and Chen as our new directors became effective simultaneously on a date that was 10 days from the day that the Company filed an information statement with the Securities and Exchange Commission ("SEC" or "Commission") and distribute the same to our shareholders notifying them of the proposed action.

      On January 19, 2005, we filed with the SEC and sent to all our shareholders an information statement under Section 14(f) of the Securities Exchange Act notifying them of the resignation of our current board of directors and the appointment of new directors. The resignations of Wilson Cheng, Vivian Cheng and Kelvin Chan as directors and the appointment of Messrs. Chui and Chen as directors accordingly became effective as of January 29, 2005.

      We currently continue to have only limited operations. As a result of the termination of the share exchange agreement with Bestway, our focus is on effecting an acquisition of some as yet unidentified operating company as described under the heading "Proposed Business" below. We continue to own no real estate and have no full time employees.

      We are currently a blank check company which intends to enter into a business combination with an as yet unidentified privately held business.

EXCHANGE ACT REGISTRATION

      We voluntarily filed a registration statement on Form 10-SB with the SEC in order to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We are required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If our duty to file reports under the Exchange Act is suspended, we intend to nonetheless continue filing reports on a voluntary basis if we are able to do so.

PROPOSED BUSINESS

      Since the termination of the share exchange agreement with Bestway, we currently have no business plan other than to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that we will be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

      If we effect a business combination with any entity unaffiliated with our current management, our current officers and directors probably will resign their directorship and officer positions with us in connection with our consummation of a business combination. See "Form of Acquisition" below. In such an instance, our current management will not have any control over the conduct of our business following the completion of a business combination.

      It is anticipated that prospective business opportunities will come to our attention from various sources, including our management, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We do not have any plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for us. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

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

      Any funds needed to originate and develop a business would almost certainly be raised from the sale of our securities, since we lack the creditworthiness to obtain a loan. Management does not believe that our principal shareholders, directors or executive officers would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. We have no current plans to offer or sell any securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

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

      It is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders. None of our securities will be paid to our officers, directors or promoters nor any of their respective affiliates in the form of finders fees. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us. It is possible that the payment of such compensation may become a factor in any negotiations for our acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our shareholders, and there is no assurance that any such conflicts will be resolved in favor of our shareholders.

RISK FACTORS

      At this time our shares are speculative and involve a high degree of risk, for the reasons following. We have no operations or revenues, thus there are no financial results upon which anyone may base an assessment of our potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for us to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that we will be successful in completing a combination with another entity or originating a business internally, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

      Our officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by us, yet we will be solely dependent on them. We lack the funds or other incentive to hire full-time experienced management. Each of our management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to us only on an as-needed basis.

      After completion of a combination, our current shareholders may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by us with an entity other than an entity affiliated with our management, may require our existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct us and may not have an effective voice in their selection.

STATE SECURITIES LAWS AND CONSIDERATIONS

      Section 18 of the Securities Act of 1933, as amended, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security". The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer", (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company", meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

      Section 18 preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security". This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

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

NO INVESTMENT COMPANY ACT REGULATION

      Prior to completing a combination, we will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause us to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of our assets (excluding government securities and cash and cash equivalents) may consist of "investment securities", which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because we will not own less than a majority of any assets or business acquired, we will not be regulated as an investment company. We will not pursue any combination unless it will result in our owning at least a majority interest in the business acquired.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      We neither own nor leases any real estate or other properties. Our offices are located in the offices of CBC International, a business consultancy engaged by Mr. Chui in his personal capacity, which are provided to us at no charge. This arrangement will continue until we raise funding to originate a business or complete an acquisition of another operating business.

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

SHAREHOLDERS

      As of May 5, 2005, we have 9,550,750 shares of common stock issued and outstanding held by approximately 167 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

      Comparison of 2004 to 2003

      For the year ended December 31, 2004, we had no revenues but had a net income of $41,331, as compared to a net loss of $35,442 for the year ended December 31, 2003. We incurred net income in 2004 because we had miscellaneous income of $8,500 in 2004, which represented a change in accounting estimate for a professional fee, which was fully paid in 2004. We also had extraordinary income of $49,457 in 2004, which was generated by the Extinguishment of Debt. This debt was due to the prior major stockholder, Bestway Coach Express, Inc. for prior years' general and administrative expenses that were paid by them on our behalf. This debt was extinguished as part of a Stock Purchase Agreement dated November 19, 2004 between Bestway Coach Express, Inc. and Mr. Chui. Mr. Chui purchased from, Bestway Coach Express Inc., 6,900,000 shares of the Company's common stock and by doing so, became the Company's new major shareholder.

LIQUIDITY AND CAPITAL RESOURCES

      We had no cash on hand at December 31, 2004 and have no assets to meet ongoing expenses or debts that may accumulate. As of such date, we had an accumulated deficit of $857,976. We have debts (current liabilities) totaling $130,425, which includes $126,843 owed to Mr. Shu Keung Chui, our controlling stockholder, due in September 2005 and $3,582 due to others.

      We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2005, if our business model remains the same in 2005 as it did in 2004. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

      Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

      We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us, does not expect to be compensated for these services, but expects payment reimbursement for expenses only.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      (a) On March 15, 2005, Livingston, Wachtell & CO., LLP ("LW&CO") resigned as our independent registered public accounting firm. On the same date, we engaged Lazar Levine & Felix, LLP ("LL&F") as our independent registered public accounting firm for the fiscal year ending December 31, 2004.

      (b) LW&CO's reports on our financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that both audit report opinion letters stated that:

                  "The  accompanying  financial  statements  have been  prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      (c) The Registrant's Board of Directors made the decision to engage LL&F.

      (d) In connection with the audits for the fiscal years ended December 31, 2003 and 2002, and during the period from January 1, 2004 to March 15, 2005, there were no disagreements with LW&CO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LW&CO, would have caused it to make reference thereto in its reports.

      (e) Neither, the Registrant, nor anyone acting on its behalf, consulted with LL&F during the fiscal years ended December 31, 2003 and 2002, and during the interim period from December 31, 2003 to March 15, 2005 with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Registrant's financial statements, or any other matters or events set forth in Item 304(a)(2)(ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

      Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Shu Keung Chui, our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Chui concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

ITEM 8B. OTHER INFORMATION

      Not applicable.

            PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS

      Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:


NAME            AGE   POSITION(S) WITH THE COMPANY
--------------  ----  ----------------------------------------------------------

Shu Keung Chui   41   President and Chief Financial Officer  since November  19,
                      2004 and a Director since January 29, 2005

Cheng  Chen      33   Chief  Executive  Officer and Secretary since November 19,
                      2004 and a Director January 29, 2005

Shu Keung Chui currently serves as the Chairman of the Board of Shanghai Shixin Information Technology Co., Ltd. Mr. Chui has also been serving as the Chairman of the Board of Shangxin Enterprise Group Co. Ltd., since April 1999 and has been a director of Superwisdom Co., Ltd. since January 2000. Prior to joining Shanghai Shixin Information Technology Co., Ltd, Mr. Chui was the Business Development Manager of Hong Kong Sunflowers Travel Limited and worked for American Fabrics Co. as a Commercial Manager. Mr. Chui, aged 41, is a citizen of Hong Kong and received a Bachelor of International Business degree from the Hong Kong Songren Institute.


Cheng Chen has served as Chief Executive Officer of Shangxin Enterprise Group Co., Ltd, since April 2004. Prior to joining Shangxin Enterprise Group Co., Ltd, Mr. Chen was the General Manager of Shanghai Online Information Technology Co., Ltd., since December 1998. From January 1997 to December 1998, Mr. Chen served as an information technology engineer in Intel Science & Technology (China) Co., Ltd. Prior to that, Mr. Chen was a technology engineer of East China Computer Research Institute Hua Ci Electronic Development Company from January 1996 to January 1997 and has worked as a software engineer of Shanghai Software Research Institute Guang Da Technology Development Co., Ltd. Mr. Chen, aged 33, is a citizen of the People's Republic of China and graduated in Computer Application from Shanghai Secondary Polytechnic University.

      None of our directors has received any compensation from us, and there have been no transactions between us and any of these directors other than as set forth in "Item 12. Certain Relationships and Related Transactions" below.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of our Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the 1934 Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

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

CODE OF ETHICS

      On February 20, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to the 2003 Annual Report on Form 10-KSB with the SEC on April 14, 2004.

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

ITEM 10. EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

      For the years ended December 31, 2004 and 2003 and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

COMPENSATION PURSUANT TO PLANS

      For the years ended December 31, 2004 and 2003 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

      The following table sets forth, as of May 5, 2005, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group.

NAME AND ADDRESS                       AMOUNT AND NATURE           PERCENT
OF BENEFICIAL OWNER (1)               OF BENEFICIAL OWNER (2)     OF CLASS

Shu Keung Chui                              6,900,000                72.2%
7/F, Shum Tower
268 Des Voeux Road Central
Sheung Wan, HK

Cheng Chen                                          0                  *
Room 302 No.48 Changqiaosan Village
Shanghai 200231
People's Republic of China

Stephen M. Siedow                             582,872                 6.1%
12373 E. Cornell Avenue
Aurora, Colorado  80014

--------------------------
All directors and executive
officers as a group (two persons)           6,900,000                72.2%

----------------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.

(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

* Less than 1%.

CHANGES IN CONTROL

      A change of control probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of us and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On November 19, 2004, Shu Keung Chui acquired 6,900,000 shares of our common stock (72.2%) from Bestway Coach Express Inc., which had been our controlling stockholder. The officers and directors of Bestway also acted as our officers until November 19, 2004 and as our directors until January 29, 2005. The acquisition of the shares from Bestway was effected pursuant to a stock purchase agreement, dated November 19, 2004, among Bestway, Mr. Chui and us. As part of the transaction under the stock purchase agreement, Mr. Chui also took assignment of the promissory note for the principal amount of $101,500.00 that the Company issued in favor of Bestway, together with all accrued and unpaid interest thereon. Pursuant to a second amendment to the promissory note, the principal amount of the note and all interests that have accrued since April 23, 2002 at a rate of 8%, becomes due and payable as of September 30, 2005. Mr. Chui paid Bestway a total consideration of $325,000 for the shares and the promissory note.

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

      *3.1 Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *3.2 Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.1 AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.2 AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.3 Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.4 Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002 in file 0-32433)

      *10.5 Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO's current report on Form 8-K, dated December 3, 2003 in file 0-32444)

      *14 Code of Ethics (filed as exhibit 14 to AMCO's Annual Report for the year ended December 31, 2003 on Form 10-KSB filed in filed on April 14, 2004 in file 0-32433)

      21 A description of the subsidiaries of the Company

      31 Rule 13a-14(a)/15d-14(a) Certifications

      32 Section 1350 Certifications

-----------------------------
      * Incorporated by Reference into this Annual Report on Form 10-KSB as indicated.

(B)   REPORTS ON FORM 8-K.


      We filed a current report on Form 8-K on November 23, 2004 relating to the entry into a material agreement by the Company and relating to a change in control of the Company resulting from the acquisition by Mr. Chui of approximately 72.2% of our issued and outstanding stock.

      We filed a current report on Form 8-K on March 18, 2005 relating to the resignation of Livingston, Wachtell & CO., LLP as the Company's independent registered public accounting firm and the appointment of Lazar Levine & Felix, LLP as the Company's independent registered accounting firm for the fiscal year ended December 31, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for each of the fiscal year ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,000 and $6,000, respectively.

AUDIT RELATED FEES

      The aggregate fees billed in the fiscal year ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

      The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $1,500, respectively.

ALL OTHER FEES

      The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

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

      In connection with the engagement of accountants to perform services relating to the audit of the financial statements for the fiscal year ended December 31, 2004 and the quarterly reports for the fiscal quarters thereafter, our board of directors has obtained an estimate for the service to be performed and approved such services. All of the services described above that were not covered under the previous pre-approval policies of the board, were approved by the board of directors on a case by case basis.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

      In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 9, 2005

                                      AMCO TRANSPORT HOLDINGS, INC.


                                       By:  /s/ Shu Keung Chui
                                           -------------------------------------
                                           Shu Keung Chui
                                           President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                        Title                           Date
      ---------                        -----                           ----


/s/ Shu Keung Chui
---------------------      President, Chief Financial Officer       May 9, 2005
Shu Keung Chui             and Director



/s/ Cheng Chen
---------------------      Chief Executive Officer, Secretary       May 9, 2005
Cheng Chen                 and Director

                          AMCO TRANSPORT HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----

INDEX TO FINANCIAL STATEMENTS.........................................F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............F-2

PRIOR INDEPENDENT AUDITORS' REPORT....................................F-3

FINANCIAL STATEMENTS:
   BALANCE SHEET......................................................F-4

   STATEMENTS OF OPERATIONS...........................................F-5

   STATEMENTS OF CHANGES
      IN STOCKHOLDER'  DEFICIENCY.....................................F-6

   STATEMENTS OF CASH FLOWS...........................................F-7

   NOTES TO THE FINANCIAL STATEMENTS..................................F-8

Board of Directors
AMCO Transport Holdings, Inc.
New York, NY

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of AMCO Transport Holdings, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMCO Transport Holdings, Inc. as of December 31, 2004, and the results of it's operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Lazar Levine & Felix LLP
New York, New York
May 4, 2005

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------

                                  BALANCE SHEET
                                  -------------

                                DECEMBER 31, 2004
                                -----------------





                                   - ASSETS -
Total assets                                                          $      --
                                                                      =========


                  - LIABILITIES AND STOCKHOLDERS' DEFICIENCY -
Current liabilities
   Accrued liabilities                                                $   3,582
   Due to stockholder - accrued interest and other                       25,343
   Note payable to stockholder                                          101,500
                                                                      ---------

      Total current liabilities                                         130,425
                                                                      ---------

Stockholders' deficiency
   Preferred stock - $.00001 par value; 20,000,000 shares -
      authorized, issued and outstanding - none                              --
   Common stock - $.00001 par value; 500,000,000 shares -
      authorized,9,550,750 shares issued and outstanding                     96
   Additional paid-in-capital                                           727,455
   Accumulated deficit                                                 (857,976)
                                                                      ---------

      Total stockholders' deficiency                                   (130,425)
                                                                      ---------

      Total liabilities and stockholders' deficiency                  $      --
                                                                      =========


                     See notes to the financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                          Year Ended December 31,
                                                            2004          2003
                                                        -----------    -----------

Revenues:                                               $        --    $        --

Costs and expenses:
   General and administrative expenses                        8,506         27,323
                                                        -----------    -----------

      Operating loss                                         (8,506)       (27,323)

Other income (expense):
   Miscellaneous income                                       8,500             --
   Interest expense                                          (8,120)        (8,119)
                                                        -----------    -----------

      Income (loss) before extraordinary item                (8,126)       (35,442)

Extraordinary income:
   Extinguishment of debt                                    49,457             --
                                                        -----------    -----------

      Net income (loss)                                 $    41,331    $   (35,442)
                                                        ===========    ===========

Basic and diluted net income (loss) per common share:
   Income (loss) before extraordinary item              $        --    $        --
                                                        ===========    ===========
   Income from extraordinary item                       $        --    $        --
                                                        ===========    ===========

Weighted average shares outstanding                       9,550,750      9,548,449
                                                        ===========    ===========


                     See notes to the financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                -------------------------------------------------

                                      Common Stock       Additional
                                  ---------------------    Paid-In   Accumulated
                                   Shares      Amount      Capital     Deficit
                                  ---------   ---------   ---------   ---------
Balances - January 1, 2003        9,543,750   $      95   $ 724,456   $(863,865)

Common stock issued for
   services rendered - $.43 per
   share                              7,000           1       2,999          --

      Net loss                           --          --          --     (35,442)
                                  ---------   ---------   ---------   ---------

Balances - December 31, 2003      9,550,750          96     727,455    (899,307)

      Net income                         --          --          --      41,331
                                  ---------   ---------   ---------   ---------

Balances - December 31, 2004      9,550,750   $      96   $ 727,455   $(857,976)
                                  =========   =========   =========   =========

                     See notes to the financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                         Year Ended December 31,
                                                           2004          2003
                                                          --------    --------
Cash flows from operating activities:
   Net income (loss)                                      $ 41,331    $(35,442)
   Adjustments to reconcile net loss to net cash
      provided by  operating activities:
   Changes in operating assets and liabilities:
      Accrued liabilities                                  (30,892)     12,223
      Common stock issued for services rendered                 --       3,000
                                                          --------    --------

         Net cash used in operating activities              10,439     (20,219)

Cash flows from financing activities:
   Due to stockholders - net                               (10,439)     20,219
                                                          --------    --------

Net increase in cash                                            --          --

Cash - beginning of year                                        --          --
                                                          --------    --------

Cash - end of year                                        $     --    $     --
                                                          ========    ========

                     See notes to the financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (a)   Description of business:

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

            We are currently a blank check company which intends to enter into a business combination with an as yet unidentified privately held business.

      (b)   Capital resources and business risks:

            The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2004, current liabilities exceeded current assets by $130,425.

            The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2004, the Company had an accumulated deficit of $857,796. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

      (c)   Results of operations:

            During the years ended December 31, 2004 and 2003, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees. Amounts included in the Statement of Operations, under the caption "Miscellaneous Income" represent a change in prior years accounting estimates for professional fees, which were settled and paid for in full in 2004.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

      (c)   Results of operations (Continued):

            The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

      (d)   Use of estimates in the preparation of financial statements:

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

      (e)   Fair value of financial instruments:

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

      (f)   Income taxes:

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

      (g)   Earnings (loss) per common share:

            Basic earnings (loss) per common share is computed by dividing the net income (loss) by weighted average shares outstanding during the year and diluted earnings (loss) per share is computed using the weighted average shares outstanding plus all potential dilutive common shares outstanding.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

      (h)   Control by principal stockholders:

            At December 31, 2003, Bestway Coach Express Inc. ("Bestway") the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, Bestway, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

            On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired 6,900,000 shares of the Company's common stock, from Bestway. Prior to the acquisition of the shares by Chui, Bestway was the controlling stockholder of the Company. The 6,900,000 shares represent approximately 72.2% of the Company's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Company, Bestway and Chui dated November 19, 2004.

            In connection with the acquisition of the shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of December 31, 2004, no principal or interest payments have been made under the note on which interest has accrued in the sum of $21,868 and is included on the balance sheet under the caption due to stockholder - accrued interest and other. During the year, Chui paid legal expenses on behalf of the Company. These expenses totaled $3,475 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year and is payable on September 30, 2005.

            Chui paid Bestway total consideration of $325,000 under the Purchase Agreement. $122,434 of the purchase price was in payment for the acquisition of the promissory note (including accrued interest) and the remaining $202,566 was in payment for the shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at December 31, 2004 was $123,368.

            Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

            As part of this Purchase Agreement, Bestway was required to indemnify Chui from and against the entirety of any liabilities arising out of the ownership of the Shares or operation of the Company prior to the Closing. Therefore, all amounts due to Bestway totaling $49,457, representing expenses that were paid by Bestway, were extinguished as part of this Purchase Agreement, and were accordingly recorded on the statement of operations as an Extraordinary Item, Extinguishment of Debt.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

      (i)   Recent Accounting Pronouncements Affecting the Company:

            In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on is common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF No. 03-6 has not had a material impact on the Company's financial statements and results of operations.

            In August 2004, Section 409 of the Sarbanes-Oxley Act required changes and enhancements to Form 8-K to provide "real time" disclosure of current events for investors on a timelier basis. Under Section 409, issuers now have only 4 business days to file Form 8-K's and new reporting sections have been added.

            In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair valued of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

      (i)   Recent Accounting Pronouncements Affecting the Company (Continued):

            In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29." Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company's financial statements.


NOTE 2 - STOCK TRANSACTIONS:

      (a)   Preferred stock:

            No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, including rights and preferences of the preferred shares, have not been designated, but may be designated by the Board of Directors from time to time.

      (b)   Common stock:

            On April 23, 2002, Bestway, an unrelated New York corporation, acquired 7,000,000 shares of common stock of the Company from an officer/stockholder ("officer"), who, prior to the acquisition of the shares by Bestway, was the sole officer and director of the Company and its controlling stockholder. The 7,000,000 shares represented approximately 73% of the Company's issued and outstanding common stock at December 31, 2003.

            Bestway acquired the shares pursuant to a Stock Purchase Agreement with the officer and the purchase price for the shares was $250,000 or approximately $.0357 per share. Also, in connection with the acquisition of the shares, Bestway loaned the Company $101,500 to pay off the loan balance from the officer and some of the Company's liabilities. This loan is evidence by a one year promissory note, dated April 23, 2002, by the Company in favor of Bestway. The note bears interest at the simple rate of 8% and is due and payable in full with interest on April 23, 2003. An amendment extended the maturity date of the note from April 23, 2003 to September 30, 2004. All other items and conditions of the note remain unchanged. The total liability to Bestway, including accrued interest of $13,726 and other fees paid by Bestway on behalf of the Company was $137,282 at December 31, 2003.

            On April 22, 2003, the Company engaged a financial consultant to provide various consulting services. Under the terms of the agreement, the Company issued 7,000 shares of common stock at par and paid $7,000 on May 1, 2003 for consulting services rendered. "SFAS 123" requires that stock issuances to persons or entities other than employees are to be measured at the fair value of the goods and services received or the value of the equity instruments delivered in exchange, whichever is subject to more reliable measurement. Since there was no public market for the stock, management valued the shares, based on the difference between fair value of the services provided and cash paid, at $.4286 per share.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 2 - STOCK TRANSACTIONS (CONTINUED):

      (b)   Common stock (Continued):

            Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company does not intend to declare any dividends for the foreseeable future.

NOTE 3 - STOCK OPTION PLANS:

      (a)   1998 Stock option plan:

            The Company had adopted a  compensation  stock option plan (the "CSO
            Plan") and employee stock compensation plan (the "1998 ESC Plan"). No options have been granted under either plan. Both plans (the CSO and ESC) were terminated on November 13, 2002. On the same date, two new plans, the AMCO 2002 Stock Plan (the "Stock Plan") and the AMCO 2002 Employee Stock Compensation Plan (the "ESC Plan"), were implemented.

      (b)   AMCO 2002 stock plan:

            The Company adopted the Stock Plan for persons in a "business relationship" with the Company. The Stock Plan defines business relationship as a relationship in which a person is serving the Company, its parent, if any, or any of its subsidiaries in the capacity of an employee, officer, director, advisor or consultant. The Stock Plan allows the Company to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to the Company's employees. The Company has reserved a maximum of 20,000,000 common shares to be issued under the Stock Plan. No employee will be granted options for more than 2,000,000 shares of common stock, or awarded more than 2,000,000 restricted shares under the Stock Plan in any one fiscal year. The exercise price of each incentive stock option granted under the Stock Plan is generally equal to the market price of the Company's stock on the date of grant. The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will be not less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will not be less than 50% of the market price of the Company's stock on the date of grant. The maximum term of the options is ten years. The options vesting period will be determined by the Board of Directors and will be set forth in each option agreement, but cannot be longer than ten years after the option is granted. The plan is administered by the Company's board of directors or a designated committee of the board. No shares or options have been awarded under the Stock Plan as of December 31, 2004.

                          AMCO TRANSPORT HOLDINGS, INC.
                          -----------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                 ----------------------------------------------

NOTE 3 - STOCK OPTION PLANS:

      (c)   2002 Employee stock compensation plan:

            The Company also adopted the ESC Plan which allows for the issuance of up to 20,000,000 shares of common stock to employees, officers, directors and consultants of the Company. No employee shall be granted more than 2,000,000 shares of common stock under the ESC Plan in any one fiscal year. The Company's board of directors (or a compensation committee) has complete discretion to determine when and to which eligible participant shares may be granted, and the number of shares to be awarded to each eligible participant subject to the limitation set forth above. A grant to an eligible participant may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered will be sold at not less than the fair value of the shares on the date of grant. No shares have been awarded under the ESC Plan as of December 31, 2004.


NOTE 4 - INCOME TAXES:

            The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because of existing net operating loss carryforwards. The Company has a federal net operating loss carryforward of approximately $700,000 expiring in various years through 2024. The deferred tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $280,000 and has been offset by a full allowance since, in management's opinion, the realizability of such assets was uncertain in light of operating losses in past years and in regards to limitations for business combinations under IRC
            Section 381.

            The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.