Form 10KSB/A
period 2004-12-31
AMCO TRANSPORT HOLDINGS INC
filed 2005-05-19
CIK 1136331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004          Commission File No. 0-32433


                          AMCO TRANSPORT HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                DELAWARE                                84-1300072
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


       201 S. Lake Ave., Suite 302
           Pasadena, CA 91101                        (949) 660-7700
          ---------------------                   ---------------------
          (Address of Principal                   (Issuer Telephone No.
            Executive Office)                      Including Area Code)


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

YES |_| NO |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for its most recent fiscal year were $-0-.

      The aggregate market value of the 2,650,750 shares of common stock of the registrant held by non-affiliates on May 5, 2005, was not determinable.

      At May 5, 2005, a total of 9,550,750 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

      This Amendment No. 1 is being filed to include the signed independent auditor's report of Livingston, Wachtell & Co, LLP., to the financial statements of the registrant, which report was inadvertently omitted from the registrant's financial statements to the annual report for the year ended December 31, 2005, as filed on Form 10-KSB with the Securities and Exchange Commission on May 12, 2005. No other changes were made to the Form 10-KSB or the financial statements attached thereto, and this Form 10-KSB/A does not otherwise modify or update the disclosure contained in the Form 10-KSB.

SIGNATURES

      In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 19, 2005

                                       AMCO TRANSPORT HOLDINGS, INC.


                                       By: /s/ Shu Keung Chui
                                           ------------------------------------
                                           Shu Keung Chui
                                           President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                           Title                           Date
------------------         ----------------------------------       ------------


/s/ Shu Keung Chui         President, Chief Financial Officer       May 19, 2005
------------------         and Director
Shu Keung Chui


/s/ Cheng Chen             Chief Executive Officer, Secretary       May 19, 2005
------------------         and Director
Cheng Chen

                [LETTERHEAD OF LIVINGSTON, WACHTELL & CO., LLP]

Board of Directors
AMCO Transport Holdings, Inc.
New York, N.Y.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of AMCO Transport Holdings, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMCO Transport Holdings, Inc. as of December 31, 2003, and the results of their operations and cash flows for the year ended December 31 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Livingston, Wachtell & Co., LLP
New York, New York
March 26, 2004