Form 10QSB
period 2005-03-31
AMCO TRANSPORT HOLDINGS INC
filed 2005-05-20
CIK 1136331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 000-32433

                         AMCO Transport Holdings, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                  84-1300072
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                           201 S. Lake Ave., Suite 302
                               Pasadena, CA 91101
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (949) 660-7700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |_| NO |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of shares of Common Stock, $.00001 par value, outstanding as of close of business on May 19, 2005:
9,550,750

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

AMCO Transport Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2005

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                    3
Item 2 Management's Discussion and Analysis of Financial                       9
       Condition and Results of Operations
Item 3 Controls and Procedures                                                12

PART II - OTHER INFORMATION                                                   13
Item 6 Exhibits                                                               13
SIGNATURES                                                                    14

PART I - FINANCIAL INFORMATION
ITEM 1. -  FINANCIAL STATEMENTS

                          AMCO TRANSPORT HOLDINGS, INC.

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)

                                   - ASSETS -
Total assets                                                          $      --

                  - LIABILITIES AND STOCKHOLDERS' DEFICIENCY -
Current liabilities
     Accrued liabilities                                              $   2,500
     Due to stockholder - accrued interest and other                     37,183
     Note payable to stockholder                                        101,500
                                                                      ---------
         Total current liabilities                                      141,183
                                                                      ---------
Stockholders' deficiency
     Preferred stock - $.00001 par value; 20,000,000 shares -
          authorized, issued and outstanding - none                          --
     Common stock - $.00001 par value; 500,000,000 shares -
         authorized, 9,550,750 shares issued and outstanding                 96
     Additional paid-in-capital                                         727,455
     Accumulated deficit                                               (868,734)
                                                                      ---------
         Total stockholders' deficiency                                (141,183)
                                                                      ---------
         Total liabilities and stockholders' deficiency               $      --
                                                                      =========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2005           2004
                                                     -----------    -----------
Revenues:                                            $        --    $        --

Costs and expenses:
     General and administrative expenses                   8,728          3,000
                                                     -----------    -----------
         Operating loss                                   (8,728)        (3,000)

Other income (expense):
     Interest expense                                     (2,030)        (2,025)
                                                     -----------    -----------
         Net (loss)                                  $   (10,758)   $    (5,025)
                                                     ===========    ===========
Basic and diluted net (loss) per common share:       $        --    $        --
                                                     ===========    ===========
Weighted average shares outstanding                    9,550,750      9,550,750
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                                 2005        2004
                                                             --------    --------
Cash flows from operating activities:
     Net (loss)                                              $(10,758)   $ (5,025)
     Adjustments to reconcile net loss to net cash used by
operating activities:
     Changes in operating assets and liabilities:
         Accrued liabilities                                   (1,082)         --
                                                             --------    --------
              Net cash used in operating activities           (11,840)     (5,025)

Cash flows from financing activities:
     Due to stockholders - net                                 11,840       5,025
                                                             --------    --------
Net increase in cash                                               --          --

Cash - beginning of year                                           --          --
                                                             --------    --------
Cash - end of year                                           $     --    $     --
                                                             ========    ========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

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

      (b)   Capital resources and business risks:

            The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2005, current liabilities exceeded current assets by $141,183.The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2005, the Company had an accumulated deficit of $868,734. Operations to date have been primarily financed by stockholder debt and equity

                          AMCO TRANSPORT HOLDINGS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED):

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

      (c)   Results of operations:

            During the periods ended March 31, 2005 and 2004, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

            The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

NOTE 2 - INCOME TAXES:

            The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because of existing net operating loss carryforwards. The Company has a federal net operating loss carryforwards of approximately $700,000 expiring in various years through 2024. The deferred tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $280,000 and has been offset by a full valuation allowance since, in management's opinion, the realizability of such assets was uncertain in light of operating losses in past years and in regards to limitations for business combinations under IRC Section 381.

            The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE 3 - NOTE PAYABLE STOCKHOLDER:

            On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired 6,900,000 shares of the Company's common stock, from Bestway Coach Express Inc. ("Bestway"). Prior to the acquisition of the shares by Chui, Bestway was the controlling stockholder of the Company. The 6,900,000 shares represent approximately 72.2% of the Company's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Company, Bestway and Chui dated November 19, 2004.

                          AMCO TRANSPORT HOLDINGS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

NOTE 3 - NOTE PAYABLE STOCKHOLDER (CONTINUED):

            In connection with the acquisition of the shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of March 31, 2005, no principal or interest payments have been made under the note on which interest has accrued in the sum of $23,898 and is included on the balance sheet under the caption due to stockholder - accrued interest and other. During the quarter, Chui advanced the company $4,810 and paid professional expenses on behalf of the Company aggregating $5,000. These amounts increased the beginning balance of $3,475 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year and is payable on September 30, 2005.

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

Results of Operations

      First Quarter 2005 - During the first fiscal quarter of 2005, we incurred a net loss of $10,758. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, the preparation of this quarterly report, general legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

      First Quarter 2004 - During the first quarter of 2004, we incurred a net loss of $5,025. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the 2003 fiscal year and the quarterly report on Form 10-QSB for the first quarter of 2004, general legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

      We had $-0- cash on hand at the end of the first quarter of 2005 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $868,734.

      We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $30,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

      Our current management has informally agreed to continue rendering services to us and to not demand payment of sums owed for services unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to us without charge by CBC International, a business consultancy engaged by Mr. Shu Keung Chui, our President, Chief Financial Officer and our controlling stockholder, engaged in his personal capacity.

      We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company that has positive cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us, does not expect to be compensated for these services but expects payment reimbursement for expenses only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

Any business combination that we engage in may have tax effects on us.

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

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Cheng Chen, our Chief Executive Officer and Mr. Shu Keung Chui, our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Messrs. Chui and Chen concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

31.1 Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

      We filed a current report on Form 8-K on March 18, 2005 relating to the resignation of Livingston, Wachtell & CO., LLP as the Company's independent registered public accounting firm and the appointment of Lazar Levine & Felix, LLP as the Company's independent registered accounting firm for the fiscal year ended December 31, 2004.

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature            Title                                       Date
      ---------            -----                                       ----


/s/ Shu Keung Chui
---------------------      President, Chief Financial Officer      May 19, 2005
Shu Keung Chui             and Director


/s/ Cheng Chen
---------------------      Chief Executive Officer, Secretary      May 19, 2005
Cheng Chen                 and Director



                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

(a)   EXHIBITS.

31.1 Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.