Form 10QSB
period 2005-06-30
AMCO TRANSPORT HOLDINGS INC
filed 2005-08-15
CIK 1136331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                           Commission File No. 0-32433

                          AMCO TRANSPORT HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                    84-1300072
       ------------------------------                   -----------------------
      (State or other jurisdiction of                  (I.R.S. Empl. Ident. No.)
       incorporation or organization)

          201 S. Lake Ave. Suite 302
          Pasadena, CA                                           91101
    --------------------------------------                    ------------
   (Address of principal executive offices)                    (Zip Code)

                                 (949) 660-7700
               --------------------------------------------------
                           (Issuer's telephone number)

      The number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2005 are as follows:

           Class of Securities                           Shares Outstanding
           -------------------                           ------------------
   Common Stock, $0.00001 par value                           9,550,750

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ITEM 1. FINANCIAL STATEMENTS

                          AMCO TRANSPORT HOLDINGS, INC.

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Total assets                                                          $      --
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accrued liabilities                                              $  10,438
     Due to stockholder - accrued interest and other                     44,713
     Note payable to stockholder                                        101,500
                                                                      ---------

               Total current liabilities                                156,651
                                                                      ---------

Stockholders' deficiency
     Preferred stock - $.00001 par value;
         20,000,000 shares - authorized
         issued and outstanding - none                                       --
     Common stock - $.00001 par value;
         500,000,000 shares - authorized
         9,550,750 shares issued and outstanding                             96
     Additional paid-in-capital                                         727,455
     Accumulated deficit                                               (884,202)
                                                                      ---------

               Total stockholders' deficiency                           156,651
                                                                      ---------

               Total liabilities and stockholders' deficiency         $      --
                                                                      =========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                    -----------------------------       -----------------------------
                                        2005              2004              2005              2004
                                    -----------       -----------       -----------       -----------
Costs and expenses:
    General and administrative
          expenses                  $    22,166             3,619       $    13,438       $       619
                                    -----------       -----------       -----------       -----------

         Operating loss                 (22,166)           (3,619)          (13,438)             (619)

Other income (expense)
    Miscellaneous income                     --            14,600                --            14,600
    Interest expense                     (4,060)           (4,049)           (2,030)           (2,024)
                                    -----------       -----------       -----------       -----------

         Net income (loss)          $   (26,226)      $     6,932       $   (15,468)           11,957
                                    ===========       ===========       ===========       ===========

Basic and diluted net income
    (loss) per common share         $      (.00)      $      (.00)      $      (.00)      $      (.00)
                                    ===========       ===========       ===========       ===========

Weighted average shares
    outstanding                       9,550,750         9,550,750         9,550,750         9,550,750
                                    ===========       ===========       ===========       ===========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             -----------------------
                                                               2005           2004
                                                             --------       --------
Cash flows from operating activities:
                  Net cash used in operating activities      $(19,370)      $(12,386)
                                                             --------       --------

Cash flows from financing activities:
     Due to stockholders - net                                 19,370         12,386
     Proceeds from issuance of common stock                        --             --
                                                             --------       --------

                  Cash provided by financing activities        19,370         12,386
                                                             --------       --------

Net increase in cash                                               --             --

Cash - beginning of period                                         --             --
                                                             --------       --------

Cash - end of period                                         $     --       $     --
                                                             ========       ========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                          AMCO TRANSPORT HOLDINGS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

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

      (b)   Capital resources and business risks:

            The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2005, current liabilities exceeded current assets by $156,651. The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and

                          AMCO TRANSPORT HOLDINGS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):

            commitments in the normal course of business. At June 30, 2005, the Company had an accumulated deficit of $884,202. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

      (c)   Results of operations:

            During the periods ended June 30, 2005 and 2004, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees. The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

NOTE 2 - INCOME TAXES:

            The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because of existing net operating loss carryforwards. The Company has federal net operating loss carryforwards of approximately $884,000 expiring in various years through 2024. The deferred tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $354,000 and has been offset by a full valuation allowance since, in management's opinion, the realizability of such assets is uncertain in light of operating losses in past years and in regards to limitations for business combinations under IRC Section 381.

            The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE 3 - NOTE PAYABLE STOCKHOLDER:

            On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired 6,900,000 shares of the Company's common stock from Bestway Coach Express Inc. ("Bestway"). Prior to the acquisition of the shares by Chui, Bestway was the controlling stockholder of the Company. The 6,900,000 shares represent approximately 72.2% of the

                          AMCO TRANSPORT HOLDINGS, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

NOTE 3 - NOTE PAYABLE STOCKHOLDER (CONTINUED):

            Company's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Company, Bestway and Chui dated November 19, 2004.

            In connection with the acquisition of the shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of June 30, 2005, no principal or interest payments have been made under the note on which interest has accrued in the sum of $25,928 and is included on the balance sheet under the caption due to stockholder - accrued interest and other. During the six months ended June 30, 2005, Chui and another shareholder advanced the company $5,500 and paid professional expenses on behalf of the Company aggregating $5,500. These amounts increased the payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year and is payable on September 30, 2005.

            Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

                           FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following plan of operation should be read in conjunction with our unaudited statements and the notes thereto.

Plan of Operation

      We are currently a shell company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

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

Results of Operations

      Second Quarter 2005 - During the second fiscal quarter of 2005, we incurred a net loss of $15,468. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our SEC reports on Form 10-QSB for the prior quarter, the preparation of this quarterly report, general legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

      Second Quarter 2004 - During the second quarter of 2004, we incurred a net income of $11,957. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our annual report on Form 10-KSB for the 2003 fiscal year and the quarterly report on Form 10-QSB for the first quarter of 2004, general legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

      We had $-0- cash on hand at the end of the second quarter of 2005 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $884,202.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

      Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Cheng Chen, our Chief Executive Officer and Mr. Shu Keung Chui, our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Messrs. Chui and Chen concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

      Signature         Title                                       Date
      ---------         -----                                       ----

/s/ Shu Keung Chui
---------------------   President, Chief Financial Officer      August 15, 2005
Shu Keung Chui          and Director

/s/ Cheng Chen

---------------------   Chief Executive Officer, Secretary      August 15, 2005
Cheng Chen              and Director

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

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