Form 10QSB
period 2005-09-30
AMCO TRANSPORT HOLDINGS INC
filed 2005-11-14
CIK 1136331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


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

                 201 S. Lake Ave. Suite 302, Pasadena, CA 91101
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (949) 660-7700
                                 --------------
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005 are as follows:

          Class of Securities                            Shares Outstanding
          -------------------                            ------------------
      Common Stock, $0.00001 par value                        9,550,750

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          AMCO TRANSPORT HOLDINGS, INC.

                                  BALANCE SHEET

                               September 30, 2005
                                   (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

Current Assets
         Prepaid Expenses                                      $  26,434
                                                               ---------
Total assets                                                   $  26,434
                                                               =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
         Accrued liabilities                                   $   4,000
         Due to stockholder - accrued interest and other          82,243
         Note payable to stockholder                             101,500
                                                               ---------
                  Total current liabilities                      187,743

Stockholders' deficiency
         Preferred stock - $.00001 par value;
              20,000,000 shares - authorized
              issued and outstanding - none                           --
         Common stock - $.00001 par value;
              500,000,000 shares - authorized
              9,550,750 shares issued and outstanding                 96
         Additional paid-in-capital                              727,455
         Accumulated deficit                                    (888,860)
                                                               ---------
              Total stockholders' deficiency                    (161,309)
                                                               ---------
              Total liabilities and stockholders' deficiency   $  26,434
                                                               =========


                                   AMCO TRANSPORT HOLDINGS, INC.

                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                               NINE MONTHS ENDED            THREE MONTHS ENDED
                                                 September 30,                 September 30,
                                          --------------------------    --------------------------
                                              2005           2004           2005           2004
                                          -----------    -----------    -----------    -----------
Costs and expenses:
         General and administrative
         Expenses                         $    24,794          5,119    $     2,628    $     1,500
                                          -----------    -----------    -----------    -----------
         Operating loss                       (24,794)        (5,119)        (2,628)        (1,500)

Other income (expense)
         Miscellaneous income                      --         15,100             --            500
         Interest expense                      (6,090)        (6,096)        (2,030)        (2,047)
                                          -----------    -----------    -----------    -----------
         Net income (loss)                $   (30,884)   $     3,885    $    (4,658)   $    (3,047)
                                          ===========    ===========    ===========    ===========
Basic and diluted net income (loss) per
common share                              $      (.00)   $       .00    $      (.00)   $      (.00)
                                          ===========    ===========    ===========    ===========
Weighted average shares outstanding
                                            9,550,750      9,550,750      9,550,750      9,550,750
                                          ===========    ===========    ===========    ===========

                          AMCO TRANSPORT HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        --------------------
                                                          2005        2004
                                                        --------    --------

Cash flows from operating activities:
         Net cash used in operating activities          $(56,900)   $(14,433)

Cash flows from financing activities:
         Due to stockholders - net                        56,900      14,433
                                                        --------    --------
         Cash provided by financing activities            56,900      14,433
                                                        --------    --------
Net increase in cash                                          --          --
Cash - beginning of period                                    --          --
                                                        --------    --------
Cash - end of period                                    $     --    $     --
                                                        ========    ========

                          AMCO TRANSPORT HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

      DESCRIPTION OF BUSINESS

      The financial statements presented are those of AMCO Transport Holdings, Inc. formerly Atlas Republic Corporation ("Atlas"). When used in this report, the terms "AMCO", the "Company", "we", "our" and "us" refer to AMCO Transport Holdings, Inc. The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

      The Company formed AMCO Transport Holdings, Inc., a Delaware subsidiary, on April 18, 2002. AMCO was formed for the sole purpose of reincorporating the Company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through the merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is "ATHO".

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Cont'd)

      CAPITAL RESOURCES AND BUSINESS RISKS

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2005, current liabilities exceeded current assets by $161,309. The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2005, the Company had an accumulated deficit of $888,860. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

      RESULTS OF OPERATIONS

      During the periods ended September 30, 2005 and 2004, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees. The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, additional capital will be required.

2.    INCOME TAXES

      The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because of existing net operating loss carryforwards. The Company has federal net operating loss carryforwards of approximately $889,000, expiring in various years through 2025. The deferred tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $356,000 and has been offset by a full valuation allowance since, in management's opinion, the realization of such assets is uncertain in light of operating losses in past years and in regards to limitations for business combinations under IRC Section 381.

      The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

3.    NOTE PAYABLE STOCKHOLDER

      On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired 6,900,000 shares of the Company's common stock from Bestway Coach Express Inc. ("Bestway"), pursuant to a Stock Purchase Agreement, dated November 19, 2004, among the Company, Bestway and Chui. Prior to the acquisition of the shares by Chui, Bestway was the controlling stockholder of the Company. The 6,900,000 shares represent approximately 72.2% of the Company's issued and outstanding common stock, being the only class of stock issued and outstanding.

      In connection with the acquisition of the shares, Chui took assignment of all of Bestway's rights, title and interests under a promissory note (the "Note"), dated April 23, 2002 by the Company in favor of Bestway, in the principal amount of $101,500. The principal amount under the Note bears simple interest at the rate of 8% per year. As of September 30, 2005, no principal or interest payments have been made under the Note. Interest has accrued on the Note in the sum of $27,958 and is included on the balance sheet under the caption "due to stockholder - accrued interest and other." During the nine months ended September 30, 2005, Chui and another shareholder advanced the company a sum of $26,434 and paid aggregated professional expenses of $24,376 on behalf of the Company. These amounts increased the payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption "due to stockholder - accrued interest and other." The outstanding principal under the Note continues to bear simple interest at the rate of 8% per year and is payable on September 30, 2005. The Company and Mr. Chui will extend the due date of this loan.

      Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment, except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to hire employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS OF OPERATIONS

      Third Quarter 2005 - During the third fiscal quarter of 2005, we incurred a net loss of $4,658. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our SEC reports on Form 10-QSB for the prior quarter, the preparation of this quarterly report, general legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

      Third Quarter 2004 - During the third quarter of 2004, we incurred a net loss of $3,047. Expenses in the quarter related primarily to legal and accounting fees incurred in connection with the preparation of our quarterly report on Form 10-QSB for the first quarter of 2004, general legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

      We had $-0- cash on hand at the end of the third quarter of 2005 and had $26,434 in prepaid expenses to help meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $888,860.

      We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under Exchange Act, which should not exceed $30,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

      Our current management has informally agreed to continue rendering services to us and to not demand payment of sums owed for services unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to us without charge by CBC International, a business consultancy engaged by our President, Chief Financial Officer and controlling stockholder, Mr. Shu Keung Chui, in his personal capacity.

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

      Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and does not expect to be compensated for these services, but expects payment reimbursement for expenses only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

      1) Failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

      2) Curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

      3) Inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

      Our management team only devotes minimal time to our business. No member of our management team has any written employment agreement with us, nor are they expected to enter into one. We have not obtained key man life insurance on the lives of any member of our management team. The loss of the services of any member of our management team would adversely affect development of our business and our likelihood of continuing operations on any level.

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

      We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including Cheng Chen, our Chief Executive Officer and Mr. Shu Keung Chui, our President and Chief Financial Officer. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Messrs. Chui and Chen concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

                              AMCO TRANSPORT HOLDINGS, INC.


Date: November 14, 2005       By: /s/ Shu Keung Chui
                                 -----------------------------------------------
                                 Shu Keung Chui
                                 President, Chief Financial Officer and Director


                              By: /s/ Cheng Chen
                                 -----------------------------------------------
                                 Cheng Chen
                                 Chief Executive Officer, Secretary and Director

                                  EXHIBIT INDEX

Exhibit
No.       Description
-------   ----------------------------------------------------------------------
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