Form 10KSB
period 2005-12-31
AMCO TRANSPORT HOLDINGS INC
filed 2006-03-30
CIK 1136331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from: __________ to ____________

                          Commission File No.: 0-32433

                      BUSINESS DEVELOPMENT SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                       84-1300072
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.
 28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                +86-21-5878 7297
  -----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE
                                                                ----

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                                COMMON STOCK, PAR VALUE $0.00001
                                                --------------------------------

      Check whether the issuer is not required to file reports pursuant to
Section 13 or Section 15(d) of the Exchange Act. ___

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

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

State issuer's revenues for its most recent fiscal year: $-0-.

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2006 was not determinable.

      The number of shares of the registrant's common stock issued and outstanding as of March 1, 2006: 1,910,150 shares issued and outstanding.

                       INDEX TO FORM 10-KSB ANNUAL REPORT

                                                                            Page
                                                                            ----
Part I

Item 1.    Description of Business............................................3

Item 2.    Description of Property............................................12

Item 3.    Legal Proceedings..................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................12


Part II

Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder matters......................................13

Item 6.    Management's Discussion and Analysis or Plan of  Operation.........15

Item 7.    Financial Statements...............................................19

Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................19

Item 8A.   Controls and Procedures............................................20

Item8B.    Other Information..................................................20


Part III

Item 9.    Directors and Executive Officers of the Registrant.................21

Item 10.   Executive Compensation.............................................22

Item 11.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters...................24

Item 12.   Certain Relationships and Related Transactions.....................25

Item 13.   Exhibits, List and Reports on Form 8-K.............................25

Item 14.   Principal Accountant Fees and Services.............................26

Signatures....................................................................28

Financial Statements.........................................................F-1

                          FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains statements relating to Business Development Solutions, Inc. that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," or similar terms. These statements appear in a number of places in this Form 10-KSB and include statements regarding our intent, belief or current expectations and those of our management as well as assumptions made by and information currently available to us. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

                               EXPLANATORY NOTE

      On February 27, 2006, we amended our certificate of incorporation to effect a one-for-five reverse split of our issued and outstanding common stock. All share numbers disclosed in this report have been restated to give effect to such stock split.

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

      On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, our name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the then surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002.

      At a stockholders meeting held on November 13, 2002, our stockholders approved a proposal relating to a share exchange between us and the stockholders of Bestway Coach Express, Inc. ("Bestway"), a motorcoach service company, pursuant to which each shareholder of Bestway would exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 5,600,000 shares of our common stock. However, the board of directors of our Company and of Bestway each adopted resolutions deferring the closing of the contemplated share exchange indefinitely.

      On July 12, 2004, as a result of the proposed purchase of a controlling interest in our common stock from Bestway by Mr. Shu Keung Chui, a citizen of Hong Kong, we entered into a termination agreement with Bestway to terminate the proposed share exchange agreement and a mutual release of any liabilities which may arise out of such share exchange agreement. On November 19, 2004, Mr. Chui acquired 6,900,000 shares of our common stock directly from Bestway in a private transaction pursuant to a Stock Purchase Agreement among Mr. Chui, Bestway and AMCO. The 6,900,000 shares represent approximately 72.25% of our issued and outstanding common stock.(1)

      Pursuant the terms of the Stock Purchase Agreement, Wilson Cheng, Vivian Cheng and Kelvin Chan resigned as officers of AMCO on November 19, 2004. There were no disagreements between the resigning officers and AMCO at the time of their resignations. Also pursuant to the terms of the Stock Purchase Agreement, our Board of Directors, which consisted of Wilson Cheng, Vivian Cheng and Kelvin Chan, appointed Mr. Chui as our president and chief financial officer and Mr. Cheng Chen as our chief executive officer and secretary. The appointments of Messrs. Chui and Chen as our officers became effective on November 19, 2004.

      Pursuant to the terms of the Stock Purchase Agreement, our directors Wilson Cheng, Vivian Cheng and Kelvin Chan tendered their resignations and appointed Messrs. Chui and Chen as our new directors. The resignations of our directors as well as the appointment of Messrs. Chui and Chen as our new directors became effective simultaneously on January 29, 2005, 10 days from the day that the Company filed an information statement regarding such change with the Securities and Exchange Commission under Section 14(f) of the Securities Exchange Act of 1934, and distributed the same to our shareholders.

      On January 10, 2006, by a joint written consent of our Board of Directors and our controlling stockholders, Mr. Chui, our Board of Directors and Mr. Chui approved an amendment of our Certificate of Incorporation (i) to change our corporate name to "Business Development Solutions, Inc." and (ii) to effect a one-for-five reverse split of the outstanding shares of our common stock. This amendment to our Certificate of Incorporation was filed with the Secretary of State of Delaware on February 27, 2006 and has become effective. The new CUSIP number for our common stock is 12325D 10 4. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board, but the new symbol for our common stock is "BDEV.OB". An Information Statement regarding the name change and the reverse split was furnished to our shareholders, pursuant to Rule 14c-2 of the Exchange Act. The Amended Certificate of Incorporation was attached as
Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2006.

----------
(1) On February 27, 2006, we amended our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. The number of Mr. Chui's number of shares have now been restated to 1,380,000 to reflect this one-for-five reverse split. See Item 5, "Market For Common Equity And Related Stockholder Matters" and Note 6 to Financial Statements for more details regarding the reverse split.

      We currently continue to have only limited operations. As a result of the termination of the share exchange agreement with Bestway, our focus is on effecting an acquisition of some as yet unidentified operating company as described under the heading "Proposed Business" below. We continue to own no real estate and have no full time employees.

      We are currently a shell company that intends to enter into a business combination with an as yet unidentified privately held business.

Exchange Act Registration

      We have voluntarily filed a registration statement of our common stock on Form 10-SB with the SEC, pursuant to Section 12(g) of the Exchange Act. We are required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If our duty to file reports under the Exchange Act is suspended, we intend to nonetheless continue filing reports on a voluntary basis if we are able to do so.

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

      If we effect a business combination with any entity unaffiliated with our current management, our current officers and directors probably will resign their directorship and officer positions with us in connection with our consummation of a business combination (see "Form of Acquisition" below). In such an instance, our current management will not have any control over the conduct of our business following the completion of a business combination.

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

      Otherwise, we anticipate that we may consider, among other things, the following factors:

      1.Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

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

       Prior to consummation of any combination (other than a mere sale by insiders of a controlling interest in our common stock) we intend to require that the combination candidate provide us with the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to our management and who are registered with the Public Company Accounting Oversight Board, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy our reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, our management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with us too burdensome and expensive in light of the perceived potential benefits from a combination.

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

      Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information that is required to be disclosed under a Form 10 or Form 10-SB relating to the target company.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      We neither own nor leases any real estate or other properties. Our offices are located in the offices of Shixin Enterprise Application Software (Shanghai) Co. Ltd. Under an arrangement between Mr. Chui in his personal capacity and such company. The space is provided to us at no charge. This arrangement will continue until we raise funding to originate a business or complete an acquisition of another operating business.

ITEM 3. LEGAL PROCEEDINGS.

      There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth fiscal quarter of 2005, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reverse Split

      On February 27, 2006, we amended our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. Our common stock has not actively traded for several years. As a result, no established market for the common stock has existed for several years. During that period, we have, from time to time, engaged in discussions with potential acquisition or reverse merger candidates. In many instances, concerns were raised over the number of common shares issued and outstanding and the potential impact on the future price of our common stock should we successfully effectuate an acquisition or a reverse merger. The Board of Directors determined that a one-for-five reverse split would eliminate any objections which might be raised in future discussion and still avoid the loss of a significant number of our shareholders. See Note 6 to Financial Statements for more details regarding the reverse split.

Price Range of Our Common Stock

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

Shareholders

      As of March 24, 2006, we have 1,910,147 shares of common stock issued and outstanding held by approximately 163 shareholders of record.

Securities Authorized For Issuance under Equity Compensation Plans

                                           (a)                               (b)                                (c)
-------------------------------------------------------------------------------------------------------------------------------
Plan Category                     Number of securities to be       Weighted - average prices           Number of securities
                                  issued upon exercise of          of outstanding options              available for future
                                  outstanding options,             warrants and rights                 issuance under equity
                                  warrants and rights                                                   compensation plans
                                                                                                       (excluding securities
                                                                                                       reflected in Column (a))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                - 0 -                               N/A                            40,000,000
 approved by security holders
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            - 0 -                               N/A                                - 0 -
 approved by security holders
-------------------------------------------------------------------------------------------------------------------------------
            Total                                                                                           40,000,000
-------------------------------------------------------------------------------------------------------------------------------

Market Price

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

      The Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to specified exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      *     that  a  broker  or  dealer   approve  a  person's   account   for
            transactions in penny stocks and

      * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must

      *     obtain  financial   information  and  investment   experience  and
            objectives of the person; and

      * make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, specifies

      * the basis on which the broker or dealer made the suitability determination; and

      * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

      Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Transfer Agent

      Our registrar and transfer agent is STALT, Inc.

Recent Sales of Unregistered Securities

      Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

      We are a shell company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 above.

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

Results of Operations

      We anticipate that we will not have any operations unless and until we complete a business combination as described above.

      For the years ended December 31, 2005 and 2004, we had no revenues and incurred a net loss of $61,141 for the year ended December 31, 2005, as compared to net income of $41,331 for the year ended December 31, 2004. We incurred net income in 2004 because we had miscellaneous income of $8,500 in 2004, which represented a change in accounting estimate for a professional fee, which was fully paid in 2004. We also had extraordinary income of $49,457 in 2004, which was generated by our Extinguishment of Debt due to the prior major stockholder, Bestway Coach Express, Inc., for prior years' general and administrative expenses that were paid by Bestway on our behalf. This debt was extinguished on November 19, 2004, as part of the Stock Purchase Agreement with Mr. Chui, our current controlling stockholder. Mr. Chui purchased from Bestway 6,900,000 shares of the Company's common stock and by doing so, became the Company's new major shareholder. Since February 27, 2006, the number of Mr. Chui's shares have been restated to 1,380,000 to reflect the Company's one-for-five reverse split. All general and administrative expenses of $53,021 and $8,506 in calendar years 2005 and 2004 related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

      We had no cash on hand at December 31, 2005 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2005, we had accumulated a deficit (net loss) of $919,117. We have debts (current liabilities) totaling $204,066, of which 203,632 was owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $434 was due to other vendors.

      We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2006 as it did in 2005, should not exceed $50,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

      Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

      We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue s2ums owed them for services and expenses and expect payment reimbursement only.

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

Risk Factors

      You should carefully consider the risks described below, which constitute the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

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

      Our securities may be classified as penny stock. The Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

ITEM 7.  FINANCIAL STATEMENTS.

      Our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, and the reports thereon of Child, Van Wagoner & Bradshaw, PLLC, are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      (a) On August 9, 2005, Lazar Levine & Felix, LLP resigned as our independent registered public accounting firm. On the same date, we engaged Child, Van Wagoner and Bradshaw, PLLC as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

      (b) Lazar Levine's reports on our financial statements for the fiscal years ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that both audit report opinion letters stated that:

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

      (c) The decision to change our independent auditor was approved by our Board of Directors.

      (d) In connection with the audits for the fiscal years ended December 31, 2004 and during the period from January 1, 2005 to August 9, 2005, there were no disagreements with Lazar Levine on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Lazar Levine would have caused it to make reference thereto in its reports.

      (e) During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.


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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers Promoters and Control Persons

      Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

NAME                 AGE    POSITION(S) WITH THE COMPANY
--------------     -------  ----------------------------------------------------

Shu Keung Chui       41     President and Chief Executive  Officer since January
                            10, 2006 and a Director since January 29, 2005.

Kam Chung Tang       44     Executive Vice  President, Chief  Financial  Officer
                            and a Director since January 10, 2006.

      Shu Keung Chui currently serves as the Chairman of the Board of Shanghai Shixin Information Technology Co., Ltd. (Shixin). Since April 1999, Mr. Chui has also been serving as the Chairman of the Board of Shangxin Enterprise Group Co. Ltd., and he has been a director of Superwisdom Co., Ltd. since January 2000. Prior to joining Shixin, Mr. Chui was the Business Development Manager of Hong Kong Sunflowers Travel Limited and worked for American Fabrics Co. as a Commercial Manager. Mr. Chui, is a citizen of Hong Kong and received a Bachelor of International Business degree from the Hong Kong Songren Institute.

      Kam Chung Tang was the Administration Manager of Nanjing SAES Huadong Getters Co., Ltd. in Nanjing, China, a manufacturer of getters, a component used in color picture tubes, during the period from May 2000 until November 2005 prior to joining the Registrant.

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

ITEM 10. EXECUTIVE COMPENSATION.

Cash and Other Compensation

      For the years ended December 31, 2005 and 2004, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Compensation Pursuant to Plans

      For the years ended December 31, 2005 and 2004 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Benefit Plans

AMCO 2002 Stock Plan

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

AMCO 2002 Employee Stock Compensation Plan

      We have adopted the 2002 Employee Stock Compensation Plan for "Employees." The plan defines "Employees" broadly to include (i) our (and our affiliates') executive officers, our (and our affiliates') officers and directors (including our (and our affiliates') advisory and other special directors); (ii) our (and our affiliates') full-time and part-time employees; (iii) natural persons engaged by us or our affiliates as a consultant, advisor or agent; and (iv) a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by us or our affiliates. We have reserved a maximum of 20,000,000 shares of our common stock to be issued upon the exercise of options granted under this plan. No shares have been issued under this plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of the date of this report, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

NAME AND ADDRESS                       NUMBER OF SHARES (2)      PERCENTAGE OF
OF BENEFICIAL OWNER (1)                                          COMMON STOCK(3)

Shu Keung Chui                                1,380,000                 72.2%
7/F, Shum Tower
268 Des Voeux Road Central
Sheung Wan, HK

Kam Chung Tang                                       0
*
28/F, Citigroup Tower
33 Huanyuanshiqiao Road
Pudong, Shanghai
China, 200120

Stephen M. Siedow                               116,574                  6.1%
12373 E. Cornell Avenue
Aurora, Colorado  80014

__________________________
All directors and executive
officers as a group (two persons)             1,380,000                 72.2%


----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.

(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable. All shares have been restated to reflect the 5-to-1 reverse split.

(3)   Based on 1,910,147 shares of our common stock that are outstanding.

Changes in Control

      A change of control probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of us and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On November 19, 2004, Shu Keung Chui acquired 6,900,000 shares of our common stock (72.2%) from Bestway Coach Express Inc., which had been our controlling stockholder. The officers and directors of Bestway also acted as our officers until November 19, 2004 and as our directors until January 29, 2005. The acquisition of the shares from Bestway was effected pursuant to a stock purchase agreement, dated November 19, 2004, among Bestway, Mr. Chui and us. As part of the transaction under the stock purchase agreement, Mr. Chui also took assignment of the promissory note for the principal amount of $101,500.00 that the Company issued in favor of Bestway, together with all accrued and unpaid interest thereon. Pursuant to a second amendment to the promissory note, the principal amount of the note and all interests that have accrued since April 23, 2002 at a rate of 8%, becomes due and payable as of September 30, 2005. Mr. Chui paid Bestway a total consideration of $325,000 for the shares and the promissory note. Since February 27, 2006, the number of Mr. Chui's shares have been restated to 1,380,000 to reflect the Company's one-for-five reverse split.

ITEM 13. EXHIBITS.

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

--------------------------------------------------------------------------------
Exhibit
Number    Exhibit Description
--------------------------------------------------------------------------------
3.1* Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
3.2* Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.1* AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO's Information Statement on Schedule 14C filed October 11,
          2002).

--------------------------------------------------------------------------------
10.2* AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.3* Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.4* Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.5* Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO's current report on Form 8-K, dated December 3, 2003).

--------------------------------------------------------------------------------
10.6* Stock Purchase Agreement, dated July 12, 2004, among Bestway Coach Express Inc., Shu Keung Chui and AMCO Transport Holdings, Inc. (filed as Exhibit 10.1 to AMCO's quarterly report on Form 10-QSB, dated August 11, 2004).

--------------------------------------------------------------------------------
10.7*     Termination  Agreement,  dated July 12, 2004,  between  Bestway  Coach
          Express,  Inc. and AMCO  Transport  Holdings,  Inc.  (filed as Exhibit
          10.2 to AMCO's  quarterly  report on Form  10-QSB,  dated  August  11,
          2004).

--------------------------------------------------------------------------------
14* Code of Ethics (filed as Exhibit 14 to AMCO's annual report on Form 10-KSB, dated April 12, 2004).
--------------------------------------------------------------------------------
21        Description of Subsidiaries
--------------------------------------------------------------------------------
31.1      Certification of Principal Executive Officer
--------------------------------------------------------------------------------
31.2      Certification of Principal Financial Officer
--------------------------------------------------------------------------------
32        Section 1350 Certification
--------------------------------------------------------------------------------

----------
* Incorporated by Reference into this Annual Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed for each of the fiscal year ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $17,000 and $0, respectively.

Audit Related Fees

      The aggregate fees billed in the fiscal year ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

Tax Fees

      The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $4,500 and $1,500, respectively.

All Other Fees

      The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

      On January 10, 2006 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board.

      In connection with the engagement of accountants to perform services relating to the preparation of the financial statements for the fiscal year ended December 31, 2005 and the quarterly reports for the fiscal quarters thereafter, our board of directors has and will obtain an estimate for the service to be performed and approve the such services on a case by case basis. All of the services described above that were not covered under the previous pre-approval policies if the board, were approved by the board of directors on a case by case basis.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

                                  SIGNATURES

      In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 30, 2006

                                      BUSINESS DEVELOPMENT SOLUTIONS, INC.

                                      By:
                                           /s/ Shu Keung Chui
                                           -------------------------------------
                                           Shu Keung Chui
                                           President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                               Date
---------                   -----                               ----



/s/ Shu Keung Chui          President,                          March 30, 2006
------------------          and Chief Executive Officer
Shu Keung Chui




/s/ Kam Chung Tang          Executive Vice President,           March 30, 2006
------------------          Chief Financial Officer
Kam Chung Tang              and Director

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                   (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                             Financial Statements

                     For the Year Ended December 31, 2005

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                   (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                        Index to Financial Statements


                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-3

Balance Sheets                                                               F-4

Statements of Operations                                                     F-5

Statements of Stockholders' Deficiency                                       F-6

Statements of Cash Flows                                                     F-7

Notes to Financial Statements                                                F-8

Child, Van Wagoner & Bradshaw, PLLC
A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC
ACCOUNTANTS
================================================================================

1284 W. Flint Meadow Dr., Suite D,                         PHONE: (801) 927-1337
Kaysville, UT 84037                                        FAX: (801) 927-1344

5296 S. Commerce Dr., Suite 300,                           PHONE: (801) 281-4700
Salt Lake City, UT 84107                                   FAX: (801) 281-4701


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Business Development Solutions, Inc. (formerly AMCO Transport Holdings, Inc.)

We have audited the accompanying balance sheets of Business Development Solutions, Inc. (formerly AMCO Transport Holdings, Inc.) as of December 31, 2005, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Development Solutions, Inc. (formerly AMCO Transport Holdings, Inc.) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 29, 2006

                      BUSINESS DEVELOPMENT SOLUTIONS, INC.
                    (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                                  BALANCE SHEET

                                DECEMBER 31, 2005

                                     Assets
                                     ------
Prepaid Expenses                                                      $  20,801
                                                                      ---------

          Total assets                                                $  20,801
                                                                      =========

                     Liabilities and Stockholders' Deficiency
                     ----------------------------------------

Current liabilities
    Accrued liabilities                                               $     434
    Due to stockholder - accrued interest                                29,988
    Due to stockholder - other                                           72,144
    Note payable to stockholder                                         101,500
                                                                      ---------

          Total current liabilities                                     204,066
                                                                      ---------

Stockholders' deficiency
    Preferred stock - $.00001 par value;
      20,000,000 shares - authorized
      issued and outstanding - none                                          --
    Common stock - $.00001 par value;
      500,000,000 shares - authorized
      1,910,150 shares issued and outstanding                                19
    Additional paid-in-capital                                          727,532
    Accumulated deficit                                                (910,816)
                                                                      ---------

          Total stockholders' deficiency                               (183,265)
                                                                      ---------

      Total liabilities and stockholders' deficiency                  $  20,801
                                                                      =========

   The accompanying notes are an integral part of the financial statements.

                      BUSINESS DEVELOPMENT SOLUTIONS, INC.
                    (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                            STATEMENTS OF OPERATIONS

                                                             Year Ended
                                                            December 31,
                                                            ------------
                                                         2005          2004
                                                     -----------    -----------

General and administrative expenses                  $    44,720    $     8,506
                                                     -----------    -----------

      Operating loss                                     (44,720)        (8,506)

Other income (expense):
   Miscellaneous income                                       --          8,500
   Interest expense                                       (8,120)        (8,120)
                                                     -----------    -----------

      Income (loss) before extraordinary item            (52,840)        (8,126)

Extraordinary income:
   Extinguishment of debt                                     --         49,457
                                                     -----------    -----------

     Net income (loss)                                   (52,840)        41,331
                                                     ===========    ===========

Basic and diluted net income (loss) per common
share - before and after extraordinary item          $      (.03)   $       .02
                                                     ===========    ===========

   Weighted average shares outstanding                 1,910,150      1,910,150
                                                     ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                   (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

              STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                Additional
                                        Common Stock              Paid-In     Accumulated
                                  Shares         Amount           Capital       Deficit
                                 ---------      ---------        ---------    ---------
Balances, January 1, 2004        1,910,150             19          727,532     (899,307)
                                 ---------      ---------        ---------    ---------
Net income                              --             --               --       41,331
                                 ---------      ---------        ---------    ---------

Balances, December 31, 2004      1,910,150             19          727,532     (857,976)
                                 ---------      ---------        ---------    ---------
Net loss                                --             --               --      (52,840)
                                 ---------      ---------        ---------    ---------

Balances, December 31, 2005      1,910,150             19          727,532     (910,816)
                                 ---------      ---------        ---------    ---------

   The accompanying notes are an integral part of the financial statements.

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                   (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                           STATEMENTS OF CASH FLOWS


                                                             Year Ended
                                                            December 31,
                                                            ------------
                                                        2005           2004
                                                      --------       --------
Net income (loss)                                     $(52,840)      $ 41,331
Adjustments to reconcile net income(loss) to net
cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities                                     (3,148)       (30,892)
   Prepaid Expenses                                    (20,801)            --
                                                      --------       --------

Net cash provided (used in) operating activities       (76,789)        10,439

Cash flows from financing activities:
   Due to stockholders - net                            76,789        (10,439)
                                                      --------       --------


Net increase in cash                                         0              0

Cash - beginning of year                                     0              0
                                                      --------       --------

Cash - end of year                                    $      0       $      0
                                                      ========       ========


   The accompanying notes are an integral part of the financial statements.

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                    (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The financial statements presented are those of AMCO Transport Holdings, Inc. (the "Company" or "AMCO"), formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2005 current liabilities exceeded current assets by $183,265.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005, the Company had an accumulated deficit of $910,816. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the years ended December 31, 2005 and 2004, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees. Amounts included in the statement of operations, under the caption "Miscellaneous income", represent a change in prior years' accounting estimates for professional fees, which were settled and paid for in full in 2004.

The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required by either the major stockholder or other equity financing.

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

EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share is computed by dividing the net loss by weighted average shares outstanding during the year. The weighted average shares outstanding have been restated to reflect the reverse stock split (see note 6)

2. STOCK TRANSACTIONS

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

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $900,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $360,000 and has been offset by a full valuation allowance. For the year ended December 31, 2005, based on an effective tax rate of 40%, the valuation allowance decreased by approximately $20,000.

5. NOTE PAYABLE STOCKHOLDER

Bestway, the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired all the 6,900,000 shares (the "Shares") held by Bestway. The 6,900,000 shares represent approximately 72.2% of Registrant's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 ("Purchase Agreement").

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $29,988 and is included on the balance sheet under the caption due to stockholder - accrued interest and other. The balance of the note payable, including accrued interest, to Chui at December 31, 2005 was $131,488.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $72,144 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

As part of this Purchase Agreement, Bestway was required to indemnify Chui from and against the entirety of any liabilities arising out of the ownership of the Shares or operation of the Company prior to the Closing. Therefore, all expenses that were paid by Bestway from April 23, 2002, totaling $49,457, that were due to Bestway from the Company were extinguished as part of this Purchase Agreement, and were according recorded on the statement of operations as an Extraordinary Item, Extinguishment of Debt.

6. SUBSEQUENT EVENTS

NAME CHANGE

On January 10, 2006, our board of directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Certificate of Incorporation to change the name of our company from "AMCO Transport Holdings, Inc." to "Business Development Solutions, Inc."

The name change to "Business Development Solutions, Inc." is necessary because we agreed contractually under a Stock Purchase Agreement, dated November 15, 2004, among us, Bestway Coach Express, Inc., our former controlling stockholder, and Shu Keung Chui to change our name to something other than AMCO Transport Holdings, Inc. Since we are a shell company and have no operations other than our search for a viable business combination candidate, we decided that we should come up with a generic new name and one that might not have to be changed again in the future following a business combination. Our board determined that the name "Business Development Solutions, Inc." will be suitable for this purpose.

Shareholder approval for the change of name was obtained by written consent of Shu Keung Chui, our President and CEO, and the Chairman of our board, who is also the owner of 6,900,000 shares of our common stock constituting 72.2% of our outstanding common stock on the record date. The change of name will not become effective until at least twenty (20) days after this Information Statement is first mailed to shareholders of our common stock and until the appropriate filings have been made with the Delaware Secretary of State.

REVERSE SPLIT

Our Directors approved an amendment to our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. Our common stock has not actively traded for several years. As a result, no established market for the common stock has existed for several years. During that period, we have, from time to time, engaged in discussions with potential acquisition or reverse merger candidates. In many instances, concerns were raised over the number of common shares issued and outstanding and the potential impact on the future price of our common stock should we successfully effectuate an acquisition or a reverse merger. The Board of Directors determined that a one-for-five reverse split would eliminate any objections which might be raised in future discussion and still avoid the loss of a significant number of our shareholders.

The principal effects of the Reverse Split will be as follows:

Based upon the 9,550,750 shares of common stock outstanding on the record date, the Reverse Split would decrease the outstanding shares of Common Stock by 80%, or to approximately 1,910,150 shares of common stock issued and outstanding. The Balance Sheet at December 31, 2005 has been restated to reflect this reverse split.

INDEX OF EXHIBITS


--------------------------------------------------------------------------------
Exhibit
Number    Exhibit Description

--------------------------------------------------------------------------------
3.1* Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
3.2* Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.1* AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.2* AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.3* Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.4* Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO's Information Statement on Schedule 14C filed October 11, 2002).

--------------------------------------------------------------------------------
10.5* Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO's current report on Form 8-K, dated December 3, 2003).

--------------------------------------------------------------------------------
10.6*     Stock  Purchase  Agreement,  dated July 12, 2004,  among Bestway
          Coach Express Inc., Shu Keung Chui and AMCO Transport  Holdings,
          Inc. (filed as Exhibit 10.1 to AMCO's quarterly report on Form 10-QSB, dated August 11, 2004).

--------------------------------------------------------------------------------
10.7* Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and AMCO Transport Holdings, Inc. (filed as Exhibit 10.2 to AMCO's quarterly report on Form 10-QSB, dated August 11, 2004).

--------------------------------------------------------------------------------
14* Code of Ethics (filed as Exhibit 14 to AMCO's annual report on Form 10-KSB, dated April 12, 2004).

--------------------------------------------------------------------------------
21        Description of Subsidiaries

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
31.1      Certification of Principal Executive Officer

--------------------------------------------------------------------------------
31.2      Certification of Principal Financial Officer

--------------------------------------------------------------------------------
32        Section 1350 Certification

--------------------------------------------------------------------------------


----------
*     Incorporated by Reference into this Annual Report on Form 10-KSB.