Form 10KSB/A
period 2005-12-31
Business Development Solutions, Inc.
filed 2006-08-08
CIK 1136331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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


      On January 11, 2006, we filed a current report on Form 8-K regarding Mr. Chen's resignation as our director and chief executive officer and secretary on January 10, 2006. There was no disagreement between Mr. Chen and the Company at the time of his resignation. Our board of directors immediately elected Mr. Chui, as chief executive officer and Mr. Kam Chung Tang as executive vice president and chief financial officer. They also appointed Mr. Tang to the board of directors.


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


ITEM 8A.  CONTROLS AND PROCEDURES.


      An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

      There were no changes in our internal controls over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.



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


--------------------------------------------------------------------------------
21        Description of Subsidiaries

--------------------------------------------------------------------------------
23        Consent of Lazar Levine & Felix LLP

--------------------------------------------------------------------------------
31 Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
32 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------


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


Date: August 8, 2006


                                      BUSINESS DEVELOPMENT SOLUTIONS, INC.


                                      By:
                                           /s/ Shu Keung Chui
                                           -------------------------------------
                                           Shu Keung Chui
                                           President, Chief Executive
                                           Officer & Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                               Date
---------                   -----                               ----




/s/ Shu Keung Chui          President,                          August 8, 2006
------------------          Chief Executive Officer
Shu Keung Chui              & Chief Financial Officer

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

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                   (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

                        Index to Financial Statements


                                                                           PAGE


Report of Independent Registered Public Accounting Firm                     F-3

Prior Independent Auditor's Report                                          F-4

Balance Sheets                                                              F-5

Statements of Operations                                                    F-6

Statements of Stockholders' Deficiency                                      F-7

Statements of Cash Flows                                                    F-8

Notes to Financial Statements                                               F-9

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

1284 W. Flint Meadow Dr., Suite D,                         PHONE: (801) 927-1337
Kaysville, UT 84037                                        FAX: (801) 927-1344

5296 S. Commerce Dr., Suite 300,                           PHONE: (801) 281-4700
Salt Lake City, UT 84107                                   FAX: (801) 281-4701


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Business Development Solutions, Inc. (formerly AMCO Transport Holdings, Inc.)


We have audited the accompanying balance sheet of Business Development Solutions, Inc. (formerly AMCO Transport Holdings, Inc.) as of December 31, 2005, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
                                                     ===========    ===========


Basic and diluted net income (loss) per common
   share (as restated in 2004):
     Income (loss) before extraordinary item         $      (.03)   $       .00
                                                     ===========    ===========

     Income from extraordinary item                  $       .00    $       .02
                                                     ===========    ===========

     Total net income (loss)                         $      (.03)   $       .02
                                                     ===========    ===========

   Weighted average shares outstanding                 1,910,150      1,910,150
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

                     BUSINESS DEVELOPMENT SOLUTIONS, INC.
                   (FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

              STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                            Additional
                                                    Common Stock              Paid-In     Accumulated
                                              Shares         Amount           Capital       Deficit
                                             ---------      ---------        ---------    ---------
Balances, January 1, 2004 (as restated)      1,910,150             19          727,532     (899,307)
                                             ---------      ---------        ---------    ---------
Net income                                          --             --               --       41,331
                                             ---------      ---------        ---------    ---------

Balances, December 31, 2004 (as restated)    1,910,150             19          727,532     (857,976)
                                             ---------      ---------        ---------    ---------
Net loss                                            --             --               --      (52,840)
                                             ---------      ---------        ---------    ---------


Balances, December 31, 2005                  1,910,150             19          727,532     (910,816)
                                             ---------      ---------        ---------    ---------

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

The principal effects of the Reverse Split will be as follows:


Based upon the 9,550,750 shares of common stock outstanding on the record date, the Reverse Split would decrease the outstanding shares of Common Stock by 80%, or to approximately 1,910,150 shares of common stock issued and outstanding. The Balance Sheet at December 31, 2005 and Statements of Operations and Stockholders' Deficiency for 2005 and 2004 have been restated to reflect this reverse split.

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

--------------------------------------------------------------------------------
21        Description of Subsidiaries


--------------------------------------------------------------------------------
23        Consent of Lazar Levine & Felix LLP

--------------------------------------------------------------------------------
31 Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the S arbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
32 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------------------------------------------------------

----------
*     Incorporated by Reference into this Annual Report on Form 10-KSB.