Form 10QSB/A
period 2006-03-31
Business Development Solutions, Inc.
filed 2006-08-08
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB/A
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-32433

BUSINESS DEVELOPMENT SOLUTIONS INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	84-1300072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Empl. Ident.No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.
28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120

(Address of Principal Executive Offices)

86-21-5878 7297

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

BALANCE SHEET

   March 31, 2006
Assets

Prepaid Expenses	$12,885

Total assets	$12,885

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable	$1,519
Accrued liabilities	2,500
Due to stockholder - accrued interest and other	113,251
Note payable to stockholder	101,500

Total current liabilities	218,770

Stockholders' deficiency
Preferred stock - $.00001 par value;
20,000,000 shares - authorized
issued and outstanding - none	-
Common stock - $.00001 par value;
500,000,000 shares - authorized
1,910,150 shares issued and outstanding	19
Additional paid-in-capital	727,532
Accumulated deficit	(933,436)

Total stockholders' deficiency	(205,885)

Total liabilities and stockholders' deficiency	$12,885

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2006	2005

General and administrative expenses	$20,590	$8,728

Operating loss	(20,590)	$(8,728)

Other income (expense):
Interest expense	(2,030)	(2,030)

Net income (loss)	($22,620)	$(10,758)

Basic and diluted net income (loss) per common share -	$.00	$.00

Weighted average shares outstanding	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2006	2005

Net income (loss)	$(22,620)	$(10,758)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,585	(1,082)
Prepaid Expenses	7,916	-

Net cash provided (used in) operating activities	(11,119)	(11,840)

Cash flows from financing activities:
Due to stockholders - net	11,119	11,840

Net increase in cash	0	0

Cash - beginning of period	0	0

Cash - end of period	$0	$0

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the "Company" or "BDS”). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado.

On January 10, 2006, our board of directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Certificate of Incorporation to change the name of our company from "AMCO Transport Holdings, Inc." to "Business Development Solutions, Inc."

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2006 current liabilities exceeded current assets by $205,885.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005, the Company had an accumulated deficit of $933,436. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the periods ended March 31, 2006 and 2005, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share is computed by dividing the net loss by weighted average shares outstanding during the year. The weighted average shares outstanding have been restated to reflect the reverse stock split.

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

REVERSE SPLIT - COMMON STOCK

Our Directors, on January 10, 2006 approved an amendment to our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. Our common stock has not actively traded for several years. As a result, no established market for the common stock has existed for several years. During that period, we have, from time to time, engaged in discussions with potential acquisition or reverse merger candidates. In many instances, concerns were raised over the number of common shares issued and outstanding and the potential impact on the future price of our common stock should we successfully effectuate an acquisition or a reverse merger. The Board of Directors determined that a one-for-five reverse split would eliminate any objections which might be raised in future discussion and still avoid the loss of a significant number of our shareholders.

Based upon the 9,550,750 shares of common stock outstanding on the record date, the Reverse Split would decrease the outstanding shares of Common Stock by 80%, or to approximately 1,910,150 shares of common stock issued and outstanding. The weighted average shares outstanding at March 31, 2005 has been restated to reflect this reverse split.

3. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $933,436 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $360,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the period ended March 31, 2006, based on an effective tax rate of 40%, the valuation allowance increased by approximately $8,000.

4. NOTE PAYABLE STOCKHOLDER

On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired all the 6,900,000 shares (the "Shares") held by Bestway Coach Express, Inc. (“Bestway”). The 6,900,000 shares represent approximately 72.2% of Registrant's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 ("Purchase Agreement").

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $32,018 and is included on the balance sheet under the caption due to stockholder - accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $81,233 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at March 31, 2006 was $133,518.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations For Fiscal Quarter Ended March 31, 2006 Compared To March 31, 2005

During the first fiscal quarter of 2006, we incurred a net loss of $22,620 as compared to a net loss of $10,758 in the first fiscal quarter of 2005. Our expenses increased by $11,862 in first quarter 2006 as compared to the same quarter in 2005, due to an increase in expenses related primarily to legal and accounting fees incurred in connection with the preparation of our SEC reports for the prior year, the preparation of this quarterly report, general legal and accounting and other general and administrative expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2006 and had $12,885 in prepaid expenses to help meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $933,436. We have debts (current liabilities) totaling $218,770, of which $214,751 is owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $4,019 was due to other vendors.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first fiscal quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

BUSINESS DEVELOPMENT SOLUTIONS INC.

Date: August 8, 2006         By:  /s/ Shu Keung Chui___________________
    Shu Keung Chui
    Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.