Form 10QSB
period 2006-06-30
Business Development Solutions, Inc.
filed 2006-08-11
CIK 1136331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
sthe Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2006

Commission File No. 0-32433

Business Development Solutions Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1300072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.
28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120
(Address of Principal Executive Offices)

86-21-5878 7297
(Issuer's telephone number)

The number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2006 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

BALANCE SHEET

June 30, 2006

Assets

Prepaid Expenses		$10,783

Total assets		$10,783

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$754
Accrued liabilities	$4,500
Due to stockholder - accrued interest and other	$120,659
Note payable to stockholder	$101,500

Total current liabilities		$227,413

Stockholders' deficiency
Preferred stock - $.00001 par value;	$0
20,000,000 shares - authorized
issued and outstanding - none
Common stock - $.00001 par value;	$19
500,000,000 shares - authorized
1,910,150 shares issued and outstanding
Additional paid-in-capital	$727,532
Accumulated deficit	$(944,181)

Total stockholders' deficiency		$(216,630)

Total liabilities and stockholders' deficiency		$10,783

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,	Three Months Ended June 30,
	2006	2005	2006	2005

General and administrative expenses Expenses	$29,305	$22,166	$8,715	$13,438

Operating loss	$(29,305)	$(22,166)	$(8,715)	$(13,438)

Other income (expense):
Interest expense	$(4,060)	$(4,060)	$(2,030)	$(2,030)

Net income (loss)	$(33,365)	$(26,226)	$(10,745)	$(15,468)

Basic and diluted net income (loss) per common share -	$(.02)	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding	1,910,150	1,910,150	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005

Net cash provided (used in) operating activities	$(18,527)	$(19,370)

Cash flows from financing activities:
Due to stockholders - net	$18,527	$19,370

Net increase in cash	0	0

Cash - beginning of period	0	0

Cash - end of period	0	0

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Description of Business

The financial statements presented are those of Business Development Solutions, Inc. (the "Company" or "BDS”) formerly AMCO Transport Holdings, Inc. ("AMCO"). The Company was incorporated as Atlas Republic Corporation, on January 28, 1987 under the laws of the State of Colorado. The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc., for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, the Company was reincorporated as a Delaware corporation through the merger of both companies and the Company's name was changed to AMCO Transport Holdings, Inc.

On January 10, 2006, our board of directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Certificate of Incorporation to change the name of our company from "AMCO Transport Holdings, Inc." to "Business Development Solutions, Inc."

Capital Resources and Business Risks

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2006 current liabilities exceeded current assets by $216,630.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2006, the Company had an accumulated deficit of $944,181. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

Results of Operation

During the periods ended June 30, 2006 and 2005, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

Based upon the 9,550,750 shares of common stock outstanding on the record date, the Reverse Split would decrease the outstanding shares of Common Stock by 80%, or to approximately 1,910,150 shares of common stock issued and outstanding. The weighted average shares outstanding at June 30, 2005 has been restated to reflect this reverse split.

3. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $944,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $360,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the period ended June 30, 2006, based on an effective tax rate of 40%, the valuation allowance increased by approximately $13,000.

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

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $34,048 and is included on the balance sheet under the caption due to stockholder - accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $ 86,611and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at June 30, 2006 was $ 135,548.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations For Fiscal Quarter Ended June 30, 2006 Compared To June 30, 2005, and For the Six Months Ended June 30, 2006 compared to June 30, 2005

Second Quarter 2006 - During the six months and three months ended June 30, 2006 we incurred a net loss of $33,365 and $10,745, respectively. Expenses for the periods related primarily to legal and accounting fees incurred in connection with the preparation of our SEC reports for the prior year, the preparation of this quarterly report, general, legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

Second Quarter 2005 - During the six months and three months ended June 30, 2005 we incurred a net loss of $26,226 and $15,468, respectively. Expenses for the periods related primarily to legal and accounting fees incurred in connection with the preparation of our quarterly report on Form 10-QSB for the second quarter of 2005, general, legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the second quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2006 and had $10,783 in prepaid expenses to help meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $944,181.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second fiscal quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.
Date: August 11, 2006
	By:	/s/ Shu Keung Chui
Shu Keung Chui
Chief Financial Officer and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.