Form 10QSB
period 2006-09-30
Business Development Solutions, Inc.
filed 2006-11-09
CIK 1136331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2006

Commission File No. 0-32433

Business Development Solutions Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1300072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd. 28/F., Citigroup Tower, 33 Huayuanshiqiao Rd., Pudong, Shanghai, China, 200120
(Address of Principal Executive Offices)

86-21-5878 7297
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEET

September 30, 2006

Assets

Prepaid expenses		$3,911

Total assets		$3,911

Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable	$-
Accrued liabilities	6,000
Due to stockholder - accrued interest and other	127,594
Note payable to stockholder	101,500

Total current liabilities		$235,094

Stockholders’ deficiency
Preferred stock - $.00001 par value;	0
20,000,000 shares - authorized
issued and outstanding - none
Common stock - $.00001 par value;	19
500,000,000 shares - authorized
1,910,150 shares issued and outstanding
Additional paid-in-capital	727,532
Accumulated deficit	$(958,734)

Total stockholders’ deficiency		(231,183)

Total liabilities and stockholders’ deficiency		$3,911

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

September 30, 2006

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005
General and administrative expenses
Expenses	$41,828	$24,794	$12,523	$2,628

Operating loss	($41,828)	($24,794)	($12,523)	($2,628)

Other income (expense):
Interest expense	($6,090)	($6,090)	($2,030)	($2,030)

Net income (loss)	($47,918)	($30,884)	($14,553)	($4,658)

Basic and diluted net income (loss) per common share -	(0.03)	(0.02)	(0.01)	(0.00)

Weighted average shares outstanding	1,910,150	1,910,150	1,910,150	1,910,150

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005

Net cash provided (used in) operating activities	$(25,462)	$(56,900)

Cash flows from financing activities:
Due to stockholders - net	$25,462	$56,900

Net increase in cash	0	0

Cash - beginning of period	0	0

Cash - end of period	0	0

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Description of Business

The financial statements presented are those of Business Development Solutions, Inc. (the “Company” or “BDS”) formerly AMCO Transport Holdings, Inc. (“AMCO”). The Company was incorporated as Atlas Republic Corporation, on January 28, 1987 under the laws of the State of Colorado. The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc., for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, the Company was reincorporated as a Delaware corporation through the merger of both companies and the Company’s name was changed to AMCO Transport Holdings, Inc.

On January 5, 2006, by a joint written consent of our board of directors and Mr. Shu Keung Chui, the record holder 72.2% of our common stock, an amendment to our Certificate of Incorporation to amend our Certificate of Incorporation to change the name of our company from “AMCO Transport Holdings, Inc.” to “Business Development Solutions, Inc.” was approved. Our name was changed to Business Development Solutions, Inc. upon our filing of the amended Certificate of Incorporation with the Delaware Secretary of State on February 27, 2006. For details regarding our name change see our current report on Form 8-K filed with the SEC on March 1, 2006.

Capital Resources and Business Risks

The Company’s future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2006 current liabilities exceeded current assets by $231,183.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2006, the Company had an accumulated deficit of $958,734. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company’s future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

Results of Operation

During the periods ended September 30, 2006 and 2005, the Company did not engage in any business operations other than the acquisition of capital for general and administrative expenses. During these periods, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Results of Operation (Continued)

The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company’s existing capital will not be sufficient to meet the Company’s cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required by either the major stockholder or other equity financing.

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

Earnings (Loss) Per Common Share

Earnings (Loss) per common share are computed by dividing the net loss by weighted average shares outstanding during the year. The weighted average shares outstanding have been restated to reflect a one-for-five reverse stock split that occurred on March 1, 2006.

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

 2. STOCK TRANSACTIONS (Continued)

Reverse Split - Common Stock

By a joint written consent on January 5, 2006, our board of directors and Mr. Shu Keung Chui, the record holder 72.2% of our common stock, also approved an amendment to our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. Our common stock has not actively traded for several years. As a result, no established market for the common stock has existed for several years. During that period, we have, from time to time, engaged in discussions with potential acquisition or reverse merger candidates. In many instances, concerns were raised over the number of common shares issued and outstanding and the potential impact on the future price of our common stock should we successfully effectuate an acquisition or a reverse merger. The Board of Directors determined that a one-for-five reverse split would eliminate any objections which might be raised in future discussion and still avoid the loss of a significant number of our shareholders. The reverse split became effective upon our filing of the amended Certificate of Incorporation with the Delaware Secretary of State on February 27, 2006. For details regarding the reverse split see our current report on Form 8-K filed with the SEC on March 1, 2006.

Based upon the 9,550,750 shares of common stock outstanding on the record date, the reverse split decreased the outstanding shares of Common Stock by 80%, resulting in 1,910,150 shares of common stock issued and outstanding. The weighted average shares outstanding at September 30, 2005 have been restated to reflect this reverse split.

3. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $959,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $384,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the period ended September 30, 2006, based on an effective tax rate of 40%, the valuation allowance increased by approximately $19,000.

4. NOTE PAYABLE STOCKHOLDER

On November 19, 2004, Shu K. Chui, (“Chui”), a citizen of Hong Kong, acquired all the 6,900,000 shares (the “Shares”) held by Bestway Coach Express, Inc., our former controlling shareholder. The 6,900,000 shares represent approximately 72.2% of Registrant’s issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 (“Purchase Agreement”).

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway’s right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $36,078 and is included on the balance sheet under the caption due to stockholder - accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $91,516 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at September 30, 2006 was $137,578.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited statements and the notes thereto.

We are currently a shell company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

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

Results of Operations For Fiscal Quarter Ended September 30, 2006 Compared To September 30, 2005, and For the Nine Months Ended September 30, 2006 compared to September 30, 2005

Third Quarter 2006 - During the nine months and three months ended September 30, 2006 we incurred a net loss of $47,918 and $14,553, respectively. Expenses for the periods related primarily to legal and accounting fees incurred in connection with the preparation of our SEC reports for the prior year, the preparation of this quarterly report, general, legal and accounting costs and other general and administrative expenses, and interest expense on the outstanding shareholder loan. We paid no rent or salaries and had no operations during the quarter.

Third Quarter 2005 - During the nine months and three months ended September 30, 2005 we incurred a net loss of $30,884 and $4,658, respectively. Expenses for the periods related primarily to legal and accounting fees incurred in connection with the preparation of our quarterly report on Form 10-QSB for this quarter of 2005, general, legal and accounting costs and other general and administrative expenses. We paid no rent or salaries and had no operations during the third quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2006 and had $3,911 in prepaid expenses to help meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $958,734.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the “Exchange Act”), which should not exceed $50,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Conflicts of interest and non-arms length transactions may arise in the future. The terms of a business combination may include terms like the retention of our current officers and directors as officers and directors of the successor company in the business combination. The terms of a business combination may provide for a payment by cash or otherwise to members of our management team for the purchase or retirement of all or part of our common stock that is held by them or for services rendered incident to or following a business combination. Our management team would directly benefit from this type of employment or payment. These benefits may influence our management team’s choice of a target company. Our certificate of incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

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

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third fiscal quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Date: November 9, 2006	By:	/s/ Shu Keung Chui
Chief Financial Officer and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.