Form 10KSB
period 2006-12-31
Business Development Solutions, Inc.
filed 2007-04-02
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

Commission File No.: 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	84-1300072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd. 28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120
(Address of Principal Executive Offices)

+86-21-5878 7297
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.00001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

State issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 30, 2007 was not determinable.

The number of shares of the registrant's common stock issued and outstanding as of March 30, 2007: 1,910,150 shares issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains statements relating to Business Development Solutions, Inc. that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” or similar terms. These statements appear in a number of places in this Form 10-KSB and include statements regarding our intent, belief or current expectations and those of our management as well as assumptions made by and information currently available to us. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

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

At a stockholders meeting held on November 13, 2002, our stockholders approved a proposal relating to a share exchange between us and the stockholders of Bestway Coach Express, Inc. (“Bestway”), a motorcoach service company, pursuant to which each shareholder of Bestway would exchange all of the shares of Bestway common stock held by that shareholder for, in the aggregate, 5,600,000 shares of our common stock. However, the board of directors of our Company and of Bestway each adopted resolutions deferring the closing of the contemplated share exchange indefinitely.

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

Pursuant to the terms of the Stock Purchase Agreement, Wilson Cheng, Vivian Cheng and Kelvin Chan resigned as officers of AMCO on November 19, 2004. There were no disagreements between the resigning officers and AMCO at the time of their resignations. Also pursuant to the terms of the Stock Purchase Agreement, our Board of Directors, which consisted of Wilson Cheng, Vivian Cheng and Kelvin Chan, appointed Mr. Chui as our president and chief financial officer and Mr. Cheng Chen as our chief executive officer and secretary. The appointments of Messrs. Chui and Chen as our officers became effective on November 19, 2004.

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

On January 11, 2006, we filed a current report on Form 8-K regarding Mr. Chen’s resignation as our director and chief executive officer and secretary on January 10, 2006. There was no disagreement between Mr. Chen and the Company at the time of his resignation. Our board of directors immediately elected Mr. Chui, as chief executive officer and Mr. Kam Chung Tang as executive vice president and chief financial officer. They also appointed Mr. Tang to the board of directors.

On January 10, 2006, by a joint written consent of our Board of Directors and our controlling stockholders, Mr. Chui, our Board of Directors and Mr. Chui approved an amendment of our Certificate of Incorporation (i) to change our corporate name to “Business Development Solutions, Inc.” and (ii) to effect a one-for-five reverse split of the outstanding shares of our common stock. This amendment to our Certificate of Incorporation was filed with the Secretary of State of Delaware on February 27, 2006 and has become effective. The new CUSIP number for our common stock is 12325D 10 4. Our common stock continues to be quoted on the NASD Over-the-Counter Bulletin Board, but the new symbol for our common stock is “BDEV.OB”. An Information Statement regarding the name change and the reverse split was furnished to our shareholders, pursuant to Rule 14c-2 of the Exchange Act. The Amended Certificate of Incorporation was attached as Exhibit 3.1 to our Current Report on Form 8-K filed on March 1, 2006.

1  On February 27, 2006, we amended our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. The number of Mr. Chui’s number of shares have now been restated to 1,380,000 to reflect this one-for-five reverse split. See Item 5, “Market For Common Equity And Related Stockholder Matters” and Note 6 to Financial Statements for more details regarding the reverse split.

We currently continue to have only limited operations. As a result of the termination of the share exchange agreement with Bestway, our focus is on effecting an acquisition of some as yet unidentified operating company as described under the heading “Proposed Business” below. We continue to own no real estate and have no full time employees.

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

If we effect a business combination with any entity unaffiliated with our current management, our current officers and directors probably will resign their directorship and officer positions with us in connection with our consummation of a business combination (see “Form of Acquisition” below). In such an instance, our current management will not have any control over the conduct of our business following the completion of a business combination.

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

Pre-Combination Activities

We are a “blank check” company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that we will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. The term “business combination” (or “combination”) means the result of (i) a statutory merger of a combination candidate into or its consolidation with us or our wholly owned subsidiary that would be formed for the purpose of the merger or consolidation, (ii) the exchange of our securities for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by us for cash or other value to a business entity or individual, and similar transactions.

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

Our Board of Directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Our shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by our management for acquisition. Generally, the prior approval of our shareholders will be required for any statutory merger of us with or into another company, but shareholder approval will not be required if the following requirements are met: (1) our articles of incorporation will not change as a result of the merger; and (2) following the merger, each person who was our shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights. Shareholder approval also will not be required as to any “short-form merger,” meaning the merger into us of a company in which we already own 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of our shareholders will not be required by law so long as we acquire the shares or assets of the other company.

Combination Suitability Standards

The analysis of candidate companies will be undertaken by or under the supervision of our President, who is not a professional business analyst. See “MANAGEMENT” below.

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

3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal “penny stock” rules adopted by the SEC.

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

Management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

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

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other of our securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by the current officers, directors and principal shareholders.

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

As a general matter, we anticipate that we, and/or our officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

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

Potential Benefit to Insiders

In connection with a business combination, it is possible that shares of common stock constituting control of us may be purchased from our current principal shareholders (“insiders”) by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In our judgment, none of our officers and directors would as a result of such a sale become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by our insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that our shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, our shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

We may require that a company being acquired repay all advances made to us by our shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from our insiders or paying compensation to any of our officers, directors or shareholders or their respective affiliates.

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

State Securities Laws and Considerations

Section 18 of the Securities Act of 1933, as amended, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a “covered security”. The term “covered security” is defined in Section 18 to include among other things transactions by “any person not an issuer, underwriter or dealer”, (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a “reporting company”, meaning that it files reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Section 18 preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not “directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security”. This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of “blank check” companies like us. Section 18 of the Act, however, preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of our shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading of our securities based on the fact that we are or ever were a blank check company. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

No Investment Company Act Regulation

Prior to completing a combination, we will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause us to be classified as an “investment company” under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of our assets (excluding government securities and cash and cash equivalents) may consist of “investment securities”, which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because we will not own less than a majority of any assets or business acquired, we will not be regulated as an investment company. We will not pursue any combination unless it will result in our owning at least a majority interest in the business acquired.

Competition

We will be in direct competition with many entities in our efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which we, with our limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than our management. Moreover, we also will be competing with numerous other blank check companies for such opportunities.

Employees

We have no full-time employees, and our only employees currently are our officers. It is not expected that we will have additional full-time or other employees except as a result of completing a combination.

ITEM 2. DESCRIPTION OF PROPERTY.

We neither own nor lease any real estate or other properties. Our offices are located in the offices of Shixin Enterprise Application Software (Shanghai) Co. Ltd. under an arrangement between Mr. Chui in his personal capacity and such company. The space is provided to us at no charge. This arrangement will continue until we raise funding to originate a business or complete an acquisition of another operating business.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth fiscal quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

Market Information

Our common stock is quoted under the symbol “BDEV.OB” on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The common stock has experienced almost no trading. No active trading market is expected to arise (if one ever arises), unless and until we successfully complete a business combination. Our registrar and transfer agent is STALT, Inc.

There currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as “penny stocks” under the Exchange Act and SEC rules thereunder.

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

Reports to Stockholders

 We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of December 31, 2006, we have 1,910,150 shares of common stock issued and outstanding held by approximately 163 shareholders of record.

Dividends

We have not declared or paid any dividends on our common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average prices of outstanding options warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	- 0 -	N/A	40,000,000
Equity compensation plans notapproved by security holders	- 0 -	N/A	- 0 -
Total			40,000,000

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

For the years ended December 31, 2006 and 2005, we had no revenues and incurred a net loss of $61,054 for the year ended December 31, 2006, as compared to net loss of $52,840 for the year ended December 31, 2005.

All general and administrative expenses of $52,934 and $44,720 in calendar years 2006 and 2005, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2006 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2006, we had accumulated a deficit (net loss) of $971,870. We have debts (current liabilities) totaling $247,609, of which $233,510 was owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $14,099 were accrued audit and accounting fees.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2007 as it did in 2006, should not exceed $60,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, and the reports thereon of Child, Van Wagoner & Bradshaw, PLLC, are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On August 9, 2005, Lazar Levine & Felix, LLP resigned as our independent registered public accounting firm. On the same date, we engaged Child, Van Wagoner and Bradshaw, PLLC as our independent registered public accounting firm for the fiscal years ending December 31, 2006 and 2005.

(b)  The decision to change our independent auditor was approved by our Board of Directors.

(c) During the two most recent fiscal years prior to our dismissal of Lazar Levine, we had not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers Promoters and Control Persons

Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

NAME	AGE	POSITION(S) WITH THE COMPANY

Shu Keung Chui	42	President and Chief Executive Officer since January 10, 2006 and a Director since January 29, 2005.

Kam Chung Tang	45	Executive Vice President, Chief Financial Officer and a Director since January 10, 2006.

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

None of our directors has received any compensation from us, and there have been no transactions between us and any of these directors other than as set forth in “Item 12. Certain Relationships and Related Transactions” below.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of our Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the 1934 Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

Code of Ethics

On February 20, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to the 2003 Annual Report on Form 10-KSB with the SEC on April 14, 2004.

Board Composition and Committees

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

ITEM 10. EXECUTIVE COMPENSATION.

Cash and Other Compensation

For the years ended December 31, 2006 and 2005, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

Compensation Pursuant to Plans

For the years ended December 31, 2006 and 2005 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Benefit Plans

AMCO 2002 Stock Plan

On April 23, 2002, our board of directors adopted the AMCO 2002 Stock Plan and the AMCO 2002 Employee Stock Compensation Plan. Our stockholders approved the plans on November 13, 2002. At that time we also terminated our old Employee Stock Compensation Plan and Compensatory Stock Option Plan.

We have adopted the AMCO 2002 Stock Plan for persons in a “business relationship” with us. The plan defines business relationship as a relationship in which a person is serving us, our parent, if any, or any of our subsidiaries in the capacity of an employee, officer, director, advisor or consultant. This plan allows us to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to our employees. We have reserved a maximum of 20,000,000 common shares to be issued under the plan. The plan is administered by our board or a committee of our board. No shares have been awarded under the AMCO 2002 Stock Plan.

AMCO 2002 Employee Stock Compensation Plan

We have adopted the 2002 Employee Stock Compensation Plan for “Employees.” The plan defines “Employees” broadly to include (i) our (and our affiliates') executive officers, our (and our affiliates') officers and directors (including our (and our affiliates') advisory and other special directors); (ii) our (and our affiliates') full-time and part-time employees; (iii) natural persons engaged by us or our affiliates as a consultant, advisor or agent; and (iv) a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by us or our affiliates. We have reserved a maximum of 20,000,000 shares of our common stock to be issued upon the exercise of options granted under this plan. No shares have been issued under this plan.

Employment Agreements

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

Indemnification of Directors and Executive Officers and Limitation of Liability

Pursuant to the General Corporation Law of the State of Delaware our Certificate of Incorporation provides that no director will have any personal liability to us or to any of our stockholders for monetary damages for breach of fiduciary duty as a director; provided, however, that this exclusion does not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under §174 of the General Corporation Law of Delaware, or (iv) for any transaction from which the director derived an improper personal benefit.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES (2)	PERCENTAGE OF COMMON STOCK(3)

Shu Keung Chui 7/F, Shum Tower 268 Des Voeux Road Central Sheung Wan, HK	1,380,000	72.2%

Kam Chung Tang 28/F, Citigroup Tower 33 Huanyuanshiqiao Road Pudong, Shanghai China, 200120	0	*

Stephen M. Siedow 12373 E. Cornell Avenue Aurora, Colorado 80014	116,574	6.1%

__________________________ All directors and executive officers as a group (two persons)	1,380,000	72.2%

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

(3)	Based on 1,910,150 shares of our common stock that are outstanding.

Changes in Control

A change of control probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of us and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

On November 19, 2004, Shu Keung Chui acquired 6,900,000 shares of our common stock (72.2%) from Bestway Coach Express Inc., which had been our controlling stockholder. The officers and directors of Bestway also acted as our officers until November 19, 2004 and as our directors until January 29, 2005. The acquisition of the shares from Bestway was effected pursuant to a stock purchase agreement, dated November 19, 2004, among Bestway, Mr. Chui and us. As part of the transaction under the stock purchase agreement, Mr. Chui also took assignment of the promissory note for the principal amount of $101,500.00 that the Company issued in favor of Bestway, together with all accrued and unpaid interest thereon. Pursuant to a second amendment to the promissory note, the principal amount of the note and all interest that has accrued since April 23, 2002 at a rate of 8%, became due and payable as of September 30, 2005. Mr. Chui paid Bestway a total consideration of $325,000 for the shares and the promissory note. Since February 27, 2006, the number of Mr. Chui’s shares has been restated to 1,380,000 to reflect the Company’s one-for-five reverse split.

Director Independence

The board of directors is currently composed of 2 members, Mr. Chui and Mr. Tang. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

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

Exhibit Number	Exhibit Description
3.1*	Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
3.2*	Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.1*	AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.2*	AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.3*
Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).

10.4*
Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).

10.5*
Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO’s current report on Form 8-K, dated December 3, 2003).

10.6*
Stock Purchase Agreement, dated July 12, 2004, among Bestway Coach Express Inc., Shu Keung Chui and AMCO Transport Holdings, Inc. (filed as Exhibit 10.1 to AMCO’s quarterly report on Form 10-QSB, dated August 11, 2004).

10.7*
Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and AMCO Transport Holdings, Inc. (filed as Exhibit 10.2 to AMCO’s quarterly report on Form 10-QSB, dated August 11, 2004).

14*	Code of Ethics (filed as Exhibit 14 to AMCO’s annual report on Form 10-KSB, dated April 12, 2004).

17

21	Description of Subsidiaries
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________
* Incorporated by Reference into this Annual Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $17,000, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $4,500, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

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

In connection with the engagement of accountants to perform services relating to the audit of the financial statements for the fiscal year ended December 31, 2007 and the review of quarterly reports for the fiscal quarters thereafter, our board of directors has and will obtain an estimate for the service to be performed and approve the such services on a case by case basis. All of the services described above that were not covered under the previous pre-approval policies if the board, were approved by the board of directors on a case by case basis.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 2, 2007

BUSINESS DEVELOPMENT SOLUTIONS, INC.

By:	/s/ Shu Keung Chui
Shu Keung Chui President, Chief Executive Officer & Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shu Keung Chui	President, Chief Executive Officer & Chief Financial Officer	April 2, 2007
Shu Keung Chui

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Financial Statements

For the Year Ended December 31, 2006

BUSINESS DEVELOPMENT SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Business Development Solutions, Inc.
Shanghai, PRC

We have audited the accompanying balance sheets of Business Development Solutions, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ending December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Development Solutions, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ending December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 30, 2007

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

BALANCE SHEET

DECEMBER 31, 2006

ASSETS

Current assets:
Prepaid expenses	$3,290

Total Assets	$3,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$14,099
Due to stockholder - accrued interest and other	132,010
Note payable to stockholder	101,500

Total Current Liabilities	247,609

STOCKHOLDERS’ DEFICIENCY

Preferred stock- $.00001 par value; 20,000,000 shares - authorized issued and outstanding - none	-
Common stock - $.00001 par value; 500,000,000 shares - authorized 1,910,150 shares issued and outstanding	19
Additional paid-in-capital	727,532
Accumulated deficit	(971,870)

Total Stockholders’ Deficiency	(244,319)

Total Liabilities and Stockholders’ Deficiency	$3,290

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Revenue	$-	$-

General and administrative expenses	52,934	44,720
Operating loss	(52,934)	(44,720)

Other Income/(Expenses):
Interest expense	(8,120)	(8,120)

Net loss	(61,054)	(52,840)

Basic and diluted net loss per common share - before and after extraordinary item	$(.03)	$(.03)

Weighted average shares outstanding	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2005	1,910,150	$19	$727,532	$(857,976)	$(130,425)

Net loss	-	-	-	(52,840)	(52,840)

Balance, December 31, 2005	1,910,150	$19	$727,532	$(910,816)	$(183,265)

Net loss	-	-	-	(61,054)	(61,054)

Balance, December 31, 2006	1,910,150	$19	$727,532	$(971,870)	$(244,319)

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005

Net loss	$(61,054)	$(52,840)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued interest	8,120	8,120
Changes in operating assets and liabilities:
Accrued liabilities	13,665	(3,148)
Prepaid expenses	17,511	(20,801)

Net cash used in operating activities	(21,758)	(68,669)

Cash flows from financing activities
Proceeds from note payable to stockholder	21,758	68,669
Net cash flows provided by financing activities:	21,758	68,669

Net increase in cash	-	-

Cash - beginning of year	-	-

Cash - end of year	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the “Company” or “BDS”, formerly AMCO Transport Holdings, Inc., which was formerly Atlas Republic Corporation ("Atlas"). Atlas Republic Corporation was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002, was dissolved.

The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc. AMCO was formed for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through the merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. On February 27, 2006, the Company changed its name to Business Development Solutions, Inc. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is "BDEV.OB".

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2006 current liabilities exceeded current assets by $244,319.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2006, the Company had an accumulated deficit of $971,870. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the years ended December 31, 2006 and 2005, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will be not less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. STOCK OPTION PLANS (CONTINUED)

AMCO 2002 STOCK PLAN (Continued)

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

2002 EMPLOYEE STOCK COMPENSATION PLAN

The Company has adopted the ESC Plan which allows for the issuance of up to 20,000,000 shares of common stock to employees, officers, directors and consultants of the Company. No employee shall be granted more than 2,000,000 shares of common stock under the ESC Plan in any one fiscal year of the Company. The Company's board (or a compensation committee) has complete discretion to determine when and to which eligible participant shares may be granted, and the number shares to be awarded to each eligible participant subject to the limitation set forth above. A grant to an eligible participant may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered will be sold at not less than the fair value of the shares on the date of grant. No shares have been awarded under the ESC Plan.

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $970,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $388,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the year ended December 31, 2006, based on an effective tax rate of 40%, the valuation allowance increased by approximately $24,000.

5. NOTE PAYABLE STOCKHOLDER

Bestway, the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(FORMERLY AMCO TRANSPORT HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. NOTE PAYABLE STOCKHOLDER (CONTINUED)

On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired all of the 6,900,000 shares (the "Shares") held by Bestway. The 6,900,000 shares represent approximately 72.2% of Registrant's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 ("Purchase Agreement").

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $38,108 and is included on the balance sheet under the caption due to stockholder - accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $93,902 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder - accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000 under the Purchase Agreement. $122,434 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,566 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at December 31, 2006 was $139,608.

Accordingly, Chui, the directors, executive officers, their affiliates and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions.

As part of this Purchase Agreement, Bestway was required to indemnify Chui from and against the entirety of any liabilities arising out of the ownership of the Shares or operation of the Company prior to the Closing. Therefore, all expenses that were paid by Bestway from April 23, 2002, totaling $49,457, that were due to Bestway from the Company were extinguished as part of this Purchase Agreement, and were accordingly recorded on the statement of operations as an Extraordinary Item, Extinguishment of Debt.

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1*	Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
3.2*	Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.1*	AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.2*	AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.3*
Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).

10.4*
Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).

10.5*
Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO’s current report on Form 8-K, dated December 3, 2003).

10.6*
Stock Purchase Agreement, dated July 12, 2004, among Bestway Coach Express Inc., Shu Keung Chui and AMCO Transport Holdings, Inc. (filed as Exhibit 10.1 to AMCO’s quarterly report on Form 10-QSB, dated August 11, 2004).

10.7*
Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and AMCO Transport Holdings, Inc. (filed as Exhibit 10.2 to AMCO’s quarterly report on Form 10-QSB, dated August 11, 2004).

14*	Code of Ethics (filed as Exhibit 14 to AMCO’s annual report on Form 10-KSB, dated April 12, 2004).
21	Description of Subsidiaries

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
* Incorporated by Reference into this Annual Report on Form 10-KSB.