Form 10QSB
period 2007-06-30
Business Development Solutions, Inc.
filed 2007-08-10
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	84-1300072
(State or Other Jurisdiction of	(I.R.S. Empl. Ident.No.)
Incorporation or Organization)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.
28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120
(Address of Principal Executive Offices)

86-21-5878 7297
(Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   X      No __

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one):    Yes __    No   X

PART I

ITEM 1.

FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2007

ASSETS
Current assets:
Prepaid expenses	$1,399

Total Assets	$1,399

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities	$4,500
Due to stockholder - accrued interest and other	153,497
Note payable to stockholder	101,500

Total Current Liabilities	259,497

STOCKHOLDERS' DEFICIENCY
Preferred stock- $.00001 par value;
20,000,000 shares- authorized
issued and outstanding – none	-
Common stock - $.00001 par value;
500,000,000 shares - authorized
1,910,150 shares issued and outstanding	19
Additional paid-in-capital	727,532
Accumulated deficit	(985,649)

Total Stockholders' Deficiency	(258,098)

Total Liabilities and Stockholders' Deficiency	$1,399

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-

General and administrative expenses	9,719	29,305	4,271	8,715
Operating loss	(9,719)	(29,305)	(4,271)	(8,715)

Other Income and (Expenses):
Miscellaneous income	-	-	-	-
Interest expenses	(4,060)	(4,060)	(2,030)	(2,030)

Net loss	(13,779)	(33,365)	(6,301)	(10,745)

Basic and diluted net income (loss) per common
share - before and after extraordinary item	$(.01)	$(.02)	$(.00)	$(.01)

Weighted average shares outstanding	1,910,150	1,910,150	1,910,150	1,910,150

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006

Net loss	$(13,779)	$(33,365)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	(9,599)	320
Prepaid expenses	1,891	10,018

Net cash provided by operating activities	(21,487)	(23,027)

Cash flows from financing activities
Due to stockholder	21,487	23,027
Net cash flows provided by financing activities:	21,487	23,027

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc.(the “Company” or “BDS”), formerly, AMCO Transport Holdings, Inc., which was Atlas Republic Corporation (“Atlas”). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited (“Geda”), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

The Company formed a Delaware subsidiary on April 18, 2002, under the name AMCO Transport Holdings, Inc., for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through the merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc., the name of the Delaware corporation. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation.

On February 27, 2006 the Company changed its name to Business Development Solutions, Inc. The Company's common stock continues to be quoted on the NASD over−the−counter bulletin board. The symbol for the common stock is “BDEV.OB”.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2007 current liabilities exceeded current assets by $258,098.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2007, the Company had an accumulated deficit of $985,649. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the six months ended June 30, 2007 and 2006, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires entities to disclose the fair values of financial instruments except when it is not practical to do so. Under SFAS No. 107, it is not practical to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

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

3. STOCK OPTION PLANS

1998 STOCK OPTION PLAN

The Company had adopted a compensation stock option plan (the “CSO Plan”) and employee stock compensation plan (the “1998 ESC Plan”). No options have been granted under either plans. Both plans (the CSO and ESC) were terminated November 13, 2002. On the same date, two new plans, the AMCO 2002 Stock Plan (the “Stock Plan”) and the AMCO 2002 Employee Stock Compensation Plan (the “ESC Plan”), were implemented.

AMCO 2002 STOCK PLAN

The Company adopted the Stock Plan for persons in a “business relationship” with the Company. The Stock Plan defines business relationship as a relationship in which a person is serving the Company, its parent, if any, or any of its subsidiaries in the capacity of an employee, officer, director, advisor or consultant. The Stock Plan allows the Company to grant awards of restricted stock or options to purchase stock, including, incentive stock options, provided that incentive stock options may only be granted to the Company's employees. The Company has reserved a maximum of 20,000,000 common shares to be issued under the Stock Plan. No employee will be granted options for more than 2,000,000 shares of common stock, or awarded more than 2,000,000 restricted shares under the Stock Plan in any one fiscal year. The exercise price of each incentive stock option granted under the Stock Plan is generally equal to the market price of the Company's stock on the date of grant.

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

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $986,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $394,400 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the six months ended June 30, 2007, based on an effective tax rate of 40%, the valuation allowance increased by approximately $5,000.

5. NOTE PAYABLE STOCKHOLDER

Bestway Coach Express, Inc. (“Bestway”), the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

On November 19, 2004, Shu K. Chui, (“Chui”) a citizen of Hong Kong, acquired all the 6,900,000 shares (the “Shares”) held by Bestway. The 6,900,000 shares represent approximately 72.2% of Registrant's issued and outstanding common stock, being the only class of stock issued and outstanding. Chui acquired the shares pursuant to a Stock Purchase Agreement among the Registrant, Bestway and Chui dated November 19, 2004 (“Purchase Agreement”).

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $42,168 and is included on the balance sheet under the caption due to stockholder – accrued interest and other.

During the period, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $111,329 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at June 30, 2007 was $143,668.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND USE OF TERMS

This quarterly report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management's Discussion and Analysis of Financial Condition and Plan of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

•

our potential inability to raise additional capital;

•

changes in domestic and foreign laws, regulations and taxes;

•

uncertainties related to China's legal system and economic, political and social events in China;

•

Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” and

•

changes in economic conditions, including a general economic downturn or a downturn in the securities markets.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated by the context, references in this report to:

•

“BDS,” “we,” “us,” “our,” or the “Company,” are references to Business Development Solutions, Inc.

•

“China” and “PRC” are to the People's Republic of China;

•

“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•

the “SEC” are to the United States Securities and Exchange Commission;

•

the “Securities Act” are to the Securities Act of 1933, as amended; and

•

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

 Overview

We were incorporated under the laws of the State of Colorado on January 28, 1987, under the name Atlas-Republic Corporation.  Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited (“Geda”), had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide.  Geda has been inactive since 1997, and in April 2002 was dissolved.  On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger.  In connection with the merger, our name was changed to AMCO Transport Holdings, Inc.   Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the then surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO, in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002.

On January 10, 2006, by a joint written consent of our Board of Directors and our controlling stockholder, Mr. Chui, our Board of Directors and Mr. Chui approved an amendment of our Certificate of Incorporation (i) to change our corporate name to “Business Development Solutions, Inc.” and (ii) to effect a one-for-five reverse split of the outstanding shares of our common stock.  This amendment to our Certificate of Incorporation was filed with the Secretary of State of Delaware on February 27, 2006 and has become effective.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol “BDEV.OB” and the CUSIP number for our common stock is 12325D 10 4.  Our principal executive offices are located at 28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120.  The telephone number at our principal executive office is (86) 21 5878 7297.

Plan of Operation

We are currently a “blank check” or “shell” company that has no specific business plan or purpose over the next twelve months other than to acquire an operating business or valuable assets of an unidentified company or companies, or to locate and negotiate with a business entity for a combination with our Company.  We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other.  Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Our management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth.  The combination will most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances such a target company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment, except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to hire employees, except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

The SEC and some states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  The SEC has issued an interpretive letter to the NASD which states in part that promoters or affiliates of a blank check company and their transferees would act as “Underwriters” under the Securities Act when reselling the securities of a blank check company.  The letter also states that the securities can only be resold through a registered offering despite technical compliance with Rule 144.  The SEC also takes the position that, with regard to the securities of blank check companies acquired by non-affiliates, these securities may not be sold under Rule 144.  Rather their subsequent resale must be registered.  As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144.  These rules and regulations may hinder our ability to issue securities and create a public market in our stock until we are able to successfully implement our business plan and we are no longer classified as a blank check company.

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

During the first fiscal quarter of 2007, we incurred a net loss of $13,779 as compared to a net loss of $33,365 in the first fiscal quarter of 2006.  Our expenses decreased by $19,586, or 58.7%, in second quarter 2007 as compared to the same quarter in 2006, due to the decrease in legal and accounting expense.

Liquidity and Capital Resources

We had no cash on hand at the end of the second quarter of 2007 and had $1,399 in prepaid expenses to help meet ongoing expenses or debts that may accumulate.  Since inception, we have accumulated a deficit of $985,649.  We have debts (current liabilities) totaling $259,497, of which $254,997 is owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $4,500 are due to other vendors.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to do so, but are unable to complete the acquisition. Our cash requirements for the next twelve months are relatively modest, principally professional fees and other expenses relating to making filings required under the Exchange Act, which should not exceed $50,000 in the fiscal year ending December 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Our executive offices are provided to us without charge by CBC International, a business consultancy engaged by Mr. Shu Keung Chui, our President, Chief Financial Officer and our controlling stockholder, in his personal capacity.

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

ITEM 3.

CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Chui concluded that, as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second fiscal quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.

OTHER INFORMATION

Committees

Currently, we do not have a standing audit, nominating or compensation committee or any committee performing a similar function although we intend to form such committees in the future after we combine with an operating entity.

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

Date:   August 10, 2007

By:  /s/ Shu Keung Chui

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