Form 10QSB
period 2007-09-30
Business Development Solutions, Inc.
filed 2007-11-14
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one):    Yes __    No   X

PART I

ITEM 1.

FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS
Current assets:
Prepaid expenses	$-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities	$6,554
Due to stockholder - accrued interest and other	160,027
Note payable to stockholder	101,500

Total Current Liabilities	268,081

STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-
Common stock - $0.00001 par value; 500,000,000 shares authorized; 1,910,150 shares issued and outstanding	19
Additional paid-in-capital	727,532
Accumulated deficit	(995,632)

Total Stockholders’ Deficiency	(268,081)

Total Liabilities and Stockholders’ Deficiency	$-

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-

General and administrative expenses	17,672	41,828	7,955	12,523
Operating loss	(17,672)	(41,828)	(7,955)	(12,523)

Other Income and (Expenses):
Interest expenses	(6,090)	(6,090)	(2,030)	(2,030)

Net loss	(23,762)	(47,918)	(9,985)	(14,553)

Basic and diluted net income (loss) per common share	$(.01)	$(.03)	$(.01)	$(.01)

Weighted average shares outstanding	1,910,150	1,910,150	1,910,150	1,910,150

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006

Net loss	$(23,762)	$(47,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	(7,545)	5,566
Prepaid expenses	3,290	16,890

Net cash used in operating activities	(28,017)	(25,462)

Cash flows from financing activities
Due to stockholder	28,017	25,462
Net cash flows provided by financing activities	28,017	25,462

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the "Company" or "BDEV"), formerly known as AMCO Transport Holdings,Inc. AMCO Transport Holdings, Inc. (AMCO) was formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company, through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc. AMCO was formed for the sole purpose of reincorporating the company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. On February 27, 2006 the Company changed its name to Business Development Solutions, Inc. The Company's common stock continues to be quoted on the NASD over−the−counter bulletin board. The symbol for the common stock is “BDEV.OB”.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2007 current liabilities exceeded current assets by $268,081.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2007, the Company had an accumulated deficit of $995,632. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2007 and 2006, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations during the period that includes the enactment date.

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

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $996,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $398,400 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the nine months ended September 30, 2007, based on an effective tax rate of 40%, the valuation allowance increased by approximately $9,500.

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

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500.00 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $44,198 and is included on the balance sheet under the caption due to stockholder – accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $115,829 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000 under the Purchase Agreement. $122,434 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,566 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at September 30, 2007 was $145,698.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND USE OF TERMS

This quarterly report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Plan of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These forward-looking statements include, among other things, statements relating to:

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

•

“China” and “PRC” are to the People’s Republic of China;

•

“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

•

the “SEC” are to the United States Securities and Exchange Commission;

•

the “Securities Act” are to the Securities Act of 1933, as amended; and

•

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We were incorporated under the laws of the State of Colorado on January 28, 1987, under the name Atlas-Republic Corporation.  Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited (“Geda”), had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide.  Geda has been inactive since 1997, and in April 2002 was dissolved.  On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger.  In connection with the merger, our name was changed to AMCO Transport Holdings, Inc.   Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the then-surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO, in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002.

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

During the third fiscal quarter of 2007, we incurred a net loss of $9,985 as compared to a net loss of $14,553, in the third fiscal quarter of 2006.  Our expenses decreased by $4,568, or 31%, in third quarter 2007 as compared to the same quarter in 2006, due to the decrease in professional fees.

Liquidity and Capital Resources

We had no cash on hand and prepaid expenses at the end of the third quarter of 2007.  Since inception, we have accumulated a deficit of $995,632.  We have debts (current liabilities) totaling $268,081, of which $261,527 is owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $6,554 are due to other vendors.

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

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company that has positive cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition.  Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. We intend to sell additional securities to raise capital that could be used to pay our expenses prior to a business combination or to fund our operations after a business combination is effected. No assurance can be given that we will be able to raise any funds. Our current management has agreed to continue their services to us and does not expect to be compensated for these services, but expects payment reimbursement for expenses only. Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatsoever that we will be able to raise necessary funds from outside sources.  Such a lack of funds could result in severe consequences to us, including among others:

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

ITEMS 3 AND 3A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, Mr. Chui concluded that as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third fiscal quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.

OTHER INFORMATION

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-QSB.

There have been no material changes to the procedures by which security holders may recommend nominees to our  board of directors.

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

Date: November 14, 2007	BUSINESS DEVELOPMENT SOLUTIONS, INC.

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