Form 10KSB
period 2007-12-31
Business Development Solutions, Inc.
filed 2008-03-28
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X         No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    X        No ____

State issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 25, 2008 was not determinable.

The number of shares of the registrant's common stock issued and outstanding as of March 25, 2008: 1,910,150 shares issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled "Management’s Discussion and Analysis of Financial Condition and Plan of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

  our potential inability to raise additional capital;

  changes in domestic and foreign laws, regulations and taxes;

  uncertainties related to China's legal system and economic, political and social events in China;

  Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks;" and changes in economic conditions, including a general economic downturn or a downturn in the securities markets.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF TERMS AND STOCK SPLIT

Except as otherwise indicated by the context, references in this report to:

  "BDS," "we," "us," "our," or the "Company," are references to Business Development Solutions, Inc.

  "China" and "PRC" are to the People’s Republic of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

  the "SEC" are to the United States Securities and Exchange Commission;

  the "Securities Act" are to the Securities Act of 1933, as amended; and

  the "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

On February 27, 2006, we amended our Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of our common stock. See Item 5, "Market For Common Equity And Related Stockholder Matters" and Note 6 to Financial Statements for more details regarding the reverse split.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Corporate Structure and History

We were incorporated under the laws of the State of Colorado on January 28, 1987, under the name Atlas-Republic Corporation. Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda has been inactive since 1997, and in April 2002 was dissolved. On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger. In connection with the merger, our name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the then-surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO, in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002.

On November 19, 2004, Mr. Shu Keung Chui acquired, in a private transaction, 6,900,000 shares of our common stock directly from Bestway Coach Express, Inc., or Bestway, our then controlling shareholder, pursuant to a Stock Purchase Agreement among Mr. Chui, Bestway and AMCO. The 6,900,000 shares represent approximately 72.25% of our issued and outstanding common stock. The number of Mr. Chui’s number of shares have now been restated to 1,380,000 to reflect a one-for-five reverse split. Mr. Chui currently serves as our Director, Chief Executive Officer and Chief Financial Officer.

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

Description of Business

We are currently a shell company that intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that we will be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth fiscal quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

Market Information

Our common stock is quoted under the symbol “BDEV.OB” on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The common stock has experienced almost no trading.  No active trading market is expected to arise (if one ever arises), unless and until we successfully complete a business combination.  Our registrar and transfer agent is STALT, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, California 94025.  Their telephone number is (650) 321-7111.

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

Holders

As of December 31, 2007, we have 1,910,150 shares of common stock issued and outstanding held by approximately 159 shareholders of record.

Dividends

We have not declared or paid any dividends on our common stock to date.  Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be	Weighted - average prices	Number of securities
	issued upon exercise of	of outstanding options	available for future
	outstanding options,	warrants and rights	issuance under equity
	warrants and rights		compensation plans
(excluding securities
reflected in Column (a))

Equity compensation plans	- 0 -	N/A	40,000,000
approved by security holders

Equity compensation plans not	- 0 -	N/A	- 0 -
approved by security holders

Total			40,000,000

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

Plan of Operation

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

For the years ended December 31, 2007 and 2006, we had no revenues and incurred a net loss of $44,230 for the year ended December 31, 2007, as compared to net loss of $61,054 for the year ended December 31, 2006.

All general and administrative expenses of $36,110 and $52,934 in calendar years 2007 and 2006, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2007 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2007, we had an accumulated deficit of $1,016,100.  We have debts (current liabilities) totaling $288,549, of which $268,057 was owed to Mr. Shu Keung Chui, our controlling stockholder.  The remaining accrued liabilities of $20,492 were accrued audit and accounting fees.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2008 as it did in 2007, should not exceed $50,000 in the fiscal year ending December 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements for the fiscal years ended December 31, 2007 and 2006, and the reports thereon of Child, Van Wagoner & Bradshaw, PLLC, are included in this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Child, Van Wagoner & Bradshaw, PLLC, or CVB, has served as our independent auditor in connection with the audits of our fiscal years ended December 31, 2006 and 2005 forward.  CVB’s reports on our financial statements for the fiscal years ended December 31, 2005 and 2006 or for any subsequent interim period did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

There have been no disagreements between us and CVB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to CVB’s satisfaction, would have caused CVB to make reference to the subject matter of the disagreement in connection with its report.  No reportable events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, Mr. Chui concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers Promoters and Control Persons

      Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

NAME	AGE	POSITION(S) WITH THE COMPANY

Shu Keung Chui	43	President and Chief Executive Officer since January 10, 2006 and a Director since January 29, 2005.

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

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of our Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the 1934 Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Cash and Other Compensation

For the years ended December 31, 2007 and 2006, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation.  We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

Compensation Pursuant to Plans

For the years ended December 31, 2007 and 2006 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

NAME AND ADDRESS	NUMBER OF	PERCENTAGE OF
OF BENEFICIAL OWNER (1)	SHARES (2)	COMMON STOCK(3)

Shu Keung Chui	1,500,000	78.5%
7/F, Shum Tower
268 Des Voeux Road Central
Sheung Wan, HK

Stephen M. Siedow	116,574	6.1%
12373 E. Cornell Avenue
Aurora, Colorado 80014
_______________________________
All directors and executive officers as a group	1,500,000	78.5%

______________

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

ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

On November 19, 2004, Shu Keung Chui acquired 6,900,000 shares of our common stock (72.2%) from Bestway Coach Express Inc., which had been our controlling stockholder.  The officers and directors of Bestway also acted as our officers until November 19, 2004 and as our directors until January 29, 2005. The acquisition of the shares from Bestway was effected pursuant to a stock purchase agreement, dated November 19, 2004, among Bestway, Mr. Chui and us. As part of the transaction under the stock purchase agreement, Mr. Chui also took assignment of the promissory note for the principal amount of $101,500 that the Company issued in favor of Bestway, together with all accrued and unpaid interest thereon. Pursuant to a second amendment to the promissory note, the principal amount of the note and all interest that has accrued since April 23, 2002 at a rate of 8%, became due and payable as of September 30, 2005.  Mr. Chui paid Bestway a total consideration of $325,000 for the shares and the promissory note.  The shares acquired by Mr. Chui from Bestway have been restated to 1,380,000 to reflect our one-for-five reverse split in February 2006.

On October 10, 2007, Mr. Chui acquired an additional 120,000 shares of our common stock from Junmin Xu and Wei Dong Hu in a private transaction, for an aggregate purchase price of $120,000 or $1.00 per share.  As a result, Mr. Chui now beneficially owns 1,500,000 shares or 78.5% of our issued and outstanding common stock.

Director Independence

The board of directors is currently composed of our sole director, Mr. Chui.  Mr. Chui is not an “independent” director, as that term is defined under the Nasdaq listing standards.

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

Exhibit Number	Exhibit Description
3.1*	Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
3.2*	Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.1*	AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO’s Information Statement on Schedule 14C filed October 11, 2002)
10.2*	AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
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

_______________________________

*

Incorporated by Reference into this Annual Report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $8,500 and $7,500, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 28, 2008

BUSINESS DEVELOPMENT SOLUTIONS, INC.

By:	/s/ Shu Keung Chui
Shu Keung Chui
President, Chief Executive Officer & Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shu Keung Chui	President,	March 28, 2008
Shu Keung Chui	Chief Executive Officer
& Chief Financial Officer

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Financial Statements

For the Years Ended December 31, 2007 and 2006

BUSINESS DEVELOPMENT SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Business Development Solutions, Inc.

Shanghai, PRC

We have audited the accompanying balance sheet of Business Development Solutions, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Development Solutions, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ending December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 18, 2008

BUSINESS DEVELOPMENT SOLUTIONS, INC.
BALANCE SHEET
DECEMBER 31, 2007 AND 2006

		2007		2006
ASSETS
Current assets:
Prepaid expenses	$		$
		-		3,290

	$		$
Total Assets		-		3,290

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities		$20,492		$14,099
Due to stockholder - accrued interest and other		166,557		132,010
Note payable to stockholder		101,500		101,500

Total Current Liabilities		288,549		247,609

STOCKHOLDERS’ DEFICIENCY
Preferred stock- $.00001 par value; 20,000,000 shares- authorized
issued and outstanding - none		-		-
Common stock - $.00001 par value; 500,000,000 shares - authorized
1,910,150 shares issued and outstanding for both years		19		19
Additional paid-in-capital		727,532		727,532
Accumulated deficit		(1,016,100)		(971,870)

Total Stockholders’ Deficiency		(288,549)		(244,319)

Total Liabilities and Stockholders’ Deficiency		$-		$3,290

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2007	2006
Revenue	$-	$-

General and administrative expenses	36,110	52,934
Operating loss	(36,110)	(52,934)

Other Income and (Expenses):
Interest expense	(8,120)	(8,120)

Net loss	(44,230)	(61,054)

Basic and diluted net income (loss) per common
share - before and after extraordinary item	$(0.02)	$(0.03)

Weighted average shares outstanding	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2006	1,910,150	$19	$727,532	$(910,816)	$(183,265)

Net loss	-	-	-	(61,054)	(61,054)

Balance, December 31, 2006	1,910,150	19	727,532	(971,870)	(244,319)

Net loss	-	-	-	(44,230)	(44,230)
				`
Balance, December 31, 2007	1,910,150	$19	$727,532	$(1,016,100)	$(288,549)

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Net loss	$(44,230)	$(61,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	8,120	8,120
Changes in operating assets and liabilities:
Accrued liabilities	6,393	13,665
Prepaid expenses	3,290	17,511

Net cash used in operating activities	(26,427)	(21,758)

Cash flows from financing activities
Due to stockholder	26,427	21,758
Net cash flows provided by financing activities	26,427	21,758

Net increase (decrease) in cash	-	-

Cash - beginning of year	-	-

Cash - end of year	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the "Company" or "BDEV"), formerly known as AMCO Transport Holdings, Inc. AMCO Transport Holdings, Inc. (AMCO) was formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company, through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and in April 2002 was dissolved.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2007 current liabilities exceeded current assets by $288,549.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2007, the Company had an accumulated deficit of $1,016,100. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESULTS OF OPERATIONS

During the years ended December 31, 2007 and 2006, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this year, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations during the year that includes the enactment date.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

3. STOCK OPTION PLANS (CONTINUED)

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

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the years presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $1,016,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $406,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the year ended December 31, 2007, based on an effective tax rate of 40%, the valuation allowance increased by approximately $18,000.

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

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $46,228 and is included on the balance sheet under the caption due to stockholder – accrued interest and other.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

5. NOTE PAYABLE STOCKHOLDER (CONTINUED)

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $120,329 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

Chui paid Bestway total consideration of $325,000 under the Purchase Agreement. $122,434 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,566 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at December 31, 2007 was $147,728.

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