Form 10-Q
period 2008-03-31
Business Development Solutions, Inc.
filed 2008-05-14
CIK 1136331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	84-1300072
(State or Other Jurisdiction of	(I.R.S. Empl. Ident. No.)
Incorporation or Organization)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.

 28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120

-------------------------------------------------------------------------------------------------------

(Address of Principal Executive Offices)

86-21-5878 7297

-------------------------------------------------

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No  ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2008, are as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one):

Yes  ☐                        No  ☒

PART I

ITEM 1.

FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	As of 3/31/2008	As of 12/31/2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Prepaid expenses	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities	$32,409	$20,492
Due to stockholder - accrued interest and other	173,778	166,557
Note payable to stockholder	101,500	101,500

Total Current Liabilities	307,687	288,549

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock- $.00001 par value;20,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock - $.00001 par value; 500,000,000 shares authorized,
1,910,150 shares issued and outstanding	19	19
Additional paid-in-capital	727,532	727,532
Accumulated deficit	(1,035,238)	(1,016,100)

Total Stockholders’ Deficiency	(307,687)	(288,549)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
Revenue	$-	$-

General and administrative expenses	17,108	5,448
Operating loss	(17,108)	(5,448)

Other expenses:
Interest expenses	(2,030)	(2,030)
Net loss	(19,138)	(7,478)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

Net loss	$(19,138)	$(7,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	2,030	2,030
Changes in operating assets and liabilities:
Accrued liabilities	11,917	(3,172)
Prepaid expenses	-	1,120
Net cash used in operating activities	(5,191)	(7,500)

Cash flows from financing activities
Due to stockholder	5,191	7,500
Net cash flows provided by financing activities	5,191	7,500

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the "Company" or "BDEV"), formerly known as AMCO Transport Holdings, Inc. AMCO Transport Holdings, Inc. (AMCO) was formerly Atlas Republic Corporation ("Atlas"). The Company was incorporated on January 28, 1987 under the laws of the State of Colorado. Prior to 1997, the Company, through its subsidiary, Geda Laboratories (Canada) Limited ("Geda"), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and was dissolved in April 2002.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2008 current liabilities exceeded current assets by $307,687.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2008, the Company had an accumulated deficit of $1,035,238. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESULTS OF OPERATIONS

During the three months ended March 31, 2008 and 2007, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

The Company is seeking to carry out its business plan to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required by either the major stockholder or other equity financing.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157, “Fair Value Measurements” –

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008.

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

EARNINGS LOSS PER COMMON SHARE

Earnings Loss per common share is computed by dividing the net loss by weighted average shares outstanding during the period.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

3. STOCK OPTION PLANS

1998 STOCK OPTION PLAN

The Company adopted the AMCO 2002 Stock Plan (the "Stock Plan") and the AMCO 2002 Employee Stock Compensation Plan (the "ESC Plan") on November 13, 2002.

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

The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will not be less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will not be less than 50% of the market price of the Company's stock on the date of grant. The maximum term of the options is ten years. The options vesting period will be determined by the Board of Directors and will be set forth in each option agreement, but cannot be longer than ten years after the option is granted. The plan is administered by the Company's board or a committee of the board. No shares or options have been awarded under the Stock Plan.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the years presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $1,033,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $413,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the three months ended March 31, 2008, based on an effective tax rate of 40%, the valuation allowance increased by approximately $6,800.

5. NOTE PAYABLE STOCKHOLDER

Bestway, the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired all 6,900,000 shares (the "Shares") of common stock held by Bestway.

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, the effective date of the acquisition transaction, no principal or interest payments had been made under the note. Accrued interest of $48,258 is included on the balance sheet under the caption due to stockholder – accrued interest and other. The balance of the note payable, including accrued interest, to Chui at March 31, 2008 was $149,758.

During the period, Chui paid legal and other expenses on behalf of the Company. Total expenses paid on behalf of the Company were $125,520 at March 31, 2008 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other.

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

On November 19, 2004, Mr. Shu Keung Chui acquired, in a private transaction, 6,900,000 shares of our common stock directly from Bestway Coach Express, Inc., or Bestway, our then controlling shareholder, pursuant to a Stock Purchase Agreement among Mr. Chui, Bestway and AMCO. The 6,900,000 shares represent approximately 72.25% of our issued and outstanding common stock. The number of Mr. Chui’s shares have now been restated to 1,380,000 to reflect a one-for-five reverse split. Mr. Chui currently serves as our Director, Chief Executive Officer and Chief Financial Officer.

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

For the three months ended March 31, 2008 and 2007, we had no revenues and incurred a net loss of $19,138 for the three months ended March 31, 2008, as compared to net loss of $7,478 for the three months ended March 31, 2007.

All general and administrative expenses of $17,108 and $5,448 for the three months ended March 31, 2008 and 2007 respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at March 31, 2008 and have no cash to meet ongoing expenses or debts that may accumulate. As of March 31, 2008, we had accumulated a deficit (net loss) of $1,035,238.  We have debts (current liabilities) totaling $307,687, of which $275,278 was owed to Mr. Shu Keung Chui, Chief Executive Officer, Chief Financial Officer and controlling stockholder.  The remaining accrued liabilities of $32,409 were accrued audit and accounting fees.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2008 as it did in 2007, should not exceed $50,000 in the fiscal year ending December 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Shu Keung Chui, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on our assessment, we determined that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending March 31, 2008 that were not reported in a current report on Form 8-K.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Date: May 14, 2008	By: /s/ Shu Keung Chui
Shu Keung Chui
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shu Keung Chui, Chief Executive Officer and Financial Officer of Business Development Solutions, Inc. a Delaware corporation (the “Company”), certify that:

     1.

I have reviewed this annual report on Form 10-Q of the Company;

     2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

     4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

     5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: May 14, 2008

   /s/ Shu Keung Chui

Shu Keung Chui

Principal Executive Officer, Financial Officer and Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Business Development Solutions, Inc. (the “Company”) certifies that the quarterly report on Form 10-Q of the Company for the period ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2008

/s/ Shu Keung Chui

Shu Keung Chui

Principal Executive Officer, Financial Officer and Accounting Officer

A signed original of this written statement required by Section 906 has been provided to Business Development Solutions, Inc. and will be retained by Business Development Solutions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

The forgoing certification is being furnished to the Securities and Exchange Commission pursuant to § 18 U.S.C. Section 1350. It is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.