Form 10-Q
period 2008-06-30
Business Development Solutions, Inc.
filed 2008-08-13
CIK 1136331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.

____________________________________________________________________________________________________
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	84-1300072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Empl. Ident. No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.

18/F., Medical and Pharmaceutical Tower, 200 Taicang Rd., LuWan District

Shanghai, China, 200020

_______________________________________________________________

(Address of Principal Executive Offices)

86-21-5383 1067

_______________________________________________________________

(Registrant’s Telephone Number, Including Area Code)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.

 28/F., Citigroup Tower, 33 Huanyuanshiqiao Rd., Pudong, Shanghai, China, 200120

_______________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

Transitional Small Business Disclosure Format (check one):  Yes ☐             No ☒

 PART I

ITEM 1.

FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT SOLUTIONS, INC.

 BALANCE SHEETS

June 30, 2008

ASSETS	As of 6/30/2008 (Unaudited)	As of 12/31/2007 (Audited)
Current assets:
Prepaid expenses	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities	$22,313	$20,492
Due to stockholder - accrued interest and other	191,178	166,557
Note payable to stockholder	101,500	101,500

Total Current Liabilities	314,991	288,549

STOCKHOLDERS’ DEFICIENCY
Preferred stock- $.00001 par value; 20,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock - $.00001 par value; 500,000,000 shares authorized,
1,910,150 shares issued and outstanding	19	19
Additional paid-in-capital	727,532	727,532
Accumulated deficit	(1,042,542)	(1,016,100)

Total Stockholders’ Deficiency	(314,991)	(288,549)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-

General and administrative expenses	5,274	4,271	22,382	9,719
Operating loss	(5,274)	(4,271)	(22,382)	(9,719)

Other expenses:
Interest expenses	(2,030)	(2,030)	(4,060)	(4,060)
Net loss	(7,304)	(6,301)	(26,442)	(13,779)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	1,910,150	1,910,150	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2008	2007

Net loss	$(26,442)	$(13,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	1,821	(9,599)
Prepaid expenses	-	1,891
Net cash used in operating activities	(24,621)	(21,487)

Cash flows from financing activities
Due to stockholder	24,621	21,487
Net cash flows provided by financing activities	24,621	21,487

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2008 current liabilities exceeded current assets by $314,991.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2008, the Company had an accumulated deficit of $1,042,542. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  CONTINUED

RESULTS OF OPERATIONS

During the six months ended June 30, 2008 and 2007, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 does not have significant impact on the Company’s financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to measure any additional financial assets, liabilities or other items at fair value.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the years presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $1,043,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $417,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the six months ended June 30, 2008, based on an effective tax rate of 40%, the valuation allowance increased by approximately $9,000.

5. NOTE PAYABLE STOCKHOLDER

Bestway, the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

On November 19, 2004, Shu K. Chui, ("Chui") a citizen of Hong Kong, acquired all 6,900,000 shares (the "Shares") of common stock held by Bestway.

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, the effective date of the acquisition transaction, no principal or interest payments had been made under the note. Accrued interest of $50,288 is included on the balance sheet under the caption due to stockholder – accrued interest and other. The balance of the note payable, including accrued interest, to Chui at June 30, 2008 was $151,788.

During the period, Chui paid legal and other expenses on behalf of the Company. Total expenses paid on behalf of the Company were $140,890 at June 30, 2008 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol “BDEV.OB” and the CUSIP number for our common stock is 12325D 10 4.  Our principal executive offices are located at 18/F., Medical and Pharmaceutical Tower, 200 Taicang Rd., Lu Wan District, Shanghai, China, 200020.  The telephone number at our principal executive office is (86) 21 53831067.

Results of Operations

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

For the three months ended June 30, 2008 and 2007, we had no revenues and incurred a net loss of $7,304 for the three months ended June 30, 2008, as compared to net loss of $6,301 for the three months ended June 30, 2007.

All general and administrative expenses of $5,274 and $4,271 for the three months ended June 30, 2008 and 2007, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

For the six months ended June 30, 2008 and 2007, we had no revenues and incurred a net loss of $26,442 for the six months ended June 30, 2008, as compared to net loss of $13,779 for the six months ended June 30, 2007.

All general and administrative expenses of $22,382 and $9,719 for the six months ended June 30, 2008 and 2007 respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at June 30, 2008 and have no cash to meet ongoing expenses or debts that may accumulate. As of June 30, 2008, we had accumulated deficit of $1,042,542.  We have debts (current liabilities) totaling $314,991, of which $292,678 was owed to Mr. Shu Keung Chui, Chief Executive Officer, Chief Financial Officer and controlling stockholder.  The remaining accrued liabilities of $22,313 were accrued audit and accounting fees.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Shu Keung Chui, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on our assessment, Mr. Chui determined that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  LEGAL PROCEEDINGS.

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which the Company is a party to or to which any of its property is subject that will have a material adverse effect on the Company's financial condition.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending June 30, 2008 that were not reported in a current report on Form 8-K.

ITEM 5.  OTHER INFORMATION

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Date: August 13, 2008	By: /s/ Shu Keung Chui
Shu Keung Chui
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.