Form 10-Q
period 2008-09-30
Business Development Solutions, Inc.
filed 2008-11-12
CIK 1136331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1300072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.

18/F, Medical and Pharmaceutical Tower, 200 Taicang Rd., LuWan District

Shanghai, China, 200020

(Address of principal executive offices, Zip Code)

86-21-5383 1067

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                         No  ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	1,910,150

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pages

Condensed Balance Sheets	4

Unaudited Condensed Statements of Operations	5

Unaudited Condensed Statements of Cash Flows	6

Notes to Unaudited Condensed Financial Statements	7-11

BUSINESS DEVELOPMENT SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

ASSETS	As of 9/30/2008 (Unaudited)	As of 12/31/2007 (Audited)
Current assets:
Prepaid expenses	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities	$3,750	$20,492
Due to stockholder - accrued interest and other	218,686	166,557
Note payable to stockholder	101,500	101,500

Total Current Liabilities	323,936	288,549

STOCKHOLDERS’ DEFICIENCY
Preferred stock- $.00001 par value; 20,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock - $.00001 par value; 500,000,000 shares authorized,
1,910,150 shares issued and outstanding	19	19
Additional paid-in-capital	727,532	727,532
Accumulated deficit	(1,051,487)	(1,016,100)

Total Stockholders’ Deficiency	(323,936)	(288,549)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-

General and administrative expenses	6,915	7,955	29,297	17,672
Operating loss	(6,915)	(7,955)	(29,297)	(17,672)

Other expenses:
Interest expense	(2,030)	(2,030)	(6,090)	(6,090)
Net loss	(8,945)	(9,985)	(35,387)	(23,762)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	1,910,150	1,910,150	1,910,150	1,910,150

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2008	2007

Net loss	$(35,387)	$(23,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	(16,742)	(7,545)
Prepaid expenses	-	3,290
Net cash used in operating activities	(52,129)	(28,017)

Cash flows from financing activities
Due to stockholder	52,129	28,017
Net cash flows provided by financing activities	52,129	28,017

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 210 8-03 of Regulation S-X, and include the assets, liabilities, revenue, expenses, and cash flows of Business Development Solutions, Inc. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements and footnotes thereto included in the Business Development Solutions, Inc. Form 10-KSB for the year ended December 31, 2007.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

DESCRIPTION OF BUSINESS

The financial statements presented are those of Business Development Solutions, Inc. (the “Company” or “BDEV”), formerly known as AMCO Transport Holdings, Inc. AMCO Transport Holdings, Inc. (AMCO) was formerly Atlas Republic Corporation (“Atlas”). The Company was incorporated on January 28, 1987, under the laws of the State of Colorado.  Prior to 1997, the Company, through its subsidiary, Geda Laboratories (Canada) Limited (“Geda”), had acquired the exclusive distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide. Geda purchased inventory stocks of these products and aggressively tried to market and sell these products. Since 1997, Geda has been inactive and was dissolved in April 2002.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2008, current liabilities exceeded current assets by $323,936.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business.  At September 30, 2008, the Company had an accumulated deficit of $1,051,487.  Operations to date have been primarily financed by stockholder debt and equity transactions.  As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of stockholders and ultimately, the achievement of profitable operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESULTS OF OPERATIONS

During the nine months ended September 30, 2008 and 2007, the Company engaged in no business operations other than the acquisition of capital for general and administrative expenses. During this period, the Company received no operating revenues. General and administrative expenses consisted primarily of professional fees.

The Company is seeking to carry out its business plan to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be obtained from the major stockholder or through an equity financing.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157, Fair Value Measurements – In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 does not have significant impact on the Company’s financial statements.

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

As a result of the difficulties presented in the valuation of securities held by the Company’s sole officer and majority stockholder (because of its related party nature), estimating the fair value of this financial instrument is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations during the year that includes the enactment date.

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

3.  STOCK OPTION PLANS

1998 STOCK OPTION PLAN

The Company adopted the AMCO 2002 Stock Plan (the “Stock Plan”) and the AMCO 2002 Employee Stock Compensation Plan (the “ESC Plan”) on November 13, 2002.

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

The exercise price for incentive stock options granted to stockholders with more than a 10% voting interest in the Company will not be less than 110% of the market price of the Company's stock on the date of grant. The exercise price for non-statutory options will not be less than 50% of the market price of the Company's stock on the date of grant. The maximum term for exercise of any options granted is ten years. The vesting period for such options is to be determined by the Board of Directors and set forth in each such option agreement, but cannot be longer than ten years after the option is granted. The plan is administered by the Company's Board of Directors or one of its committees, if any.  As of September 30, 2008, no shares or options have been awarded under the Stock Plan.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3.  STOCK OPTION PLANS  (CONTINUED)

2002 EMPLOYEE STOCK COMPENSATION PLAN

The Company has adopted the ESC Plan which allows for the issuance of up to 20,000,000 shares of common stock to employees, officers, directors and consultants of the Company.  No employee may be granted more than 2,000,000 shares of common stock under the ESC Plan in any one fiscal year of the Company.  Subject to the foregoing limitation, the Company's Board of Directors (or its compensation committee, if any) has complete discretion to determine when and to which eligible participant shares may be granted, and the number of shares to be awarded to each eligible participant. A grant to an eligible participant may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law.  Shares awarded other than for services rendered will be sold at not less than the fair value of the shares on the date of grant. No shares have been awarded under the ESC Plan.

4.  INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the years presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $1,051,000 that will expire in future years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $420,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the nine months ended September 30, 2008, based on an effective tax rate of 40%, the valuation allowance increased by approximately $11,700.

5.  NOTE PAYABLE TO STOCKHOLDER

Prior to November 2004, Bestway, the directors, executive officers, their affiliates and related parties owned beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.

On November 19, 2004, Shu K. Chui, (“Chui”) a citizen of Hong Kong, acquired all 6,900,000 shares (the “Shares”) of common stock held by Bestway.  In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, the effective date of the acquisition transaction, no principal or interest payments had been made under the note.  Accrued interest of $52,318 is included on the balance sheet under the caption due to stockholder – accrued interest and other. The balance of the note payable to Chui at September 30, 2008, including accrued interest, was $153,818.

During the period, Chui paid legal and other expenses on behalf of the Company. Total expenses paid on behalf of the Company were $166,368 at September 30, 2008 and are repayable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our potential inability to raise additional capital; changes in domestic and foreign laws, regulations and taxes; uncertainties related to China’s legal system and economic, political and social events in China; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” changes in economic conditions, including a general economic downturn or a downturn in the securities markets; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings.

In addition, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “BDS,” “we,” “us,” “our,” or the “Company,” are references to Business Development Solutions, Inc.; (ii) “China” and “PRC” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (iv) the “SEC” are to the United States Securities and Exchange Commission; (v) the “Securities Act” are to the Securities Act of 1933, as amended; and (vi) the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We were incorporated under the laws of the State of Colorado on January 28, 1987, under the name Atlas-Republic Corporation.  Prior to 1997, the Company through its subsidiary, Geda Laboratories (Canada) Limited, or Geda, had acquired the exclusive marketing and distribution rights in Canada to certain proprietary products, including a topical (skin) barrier lotion and an antiseptic spermicide.  Geda has been inactive since 1997, and in April 2002 was dissolved.  On November 18, 2002, we effected our re-incorporation as a Delaware corporation by merging with our wholly-owned subsidiary, AMCO Transport Holdings, Inc., a Delaware corporation, with AMCO continuing as the surviving corporation of the merger.  In connection with the merger, our name was changed to AMCO Transport Holdings, Inc.   Upon consummation of the merger, each share of common stock of Atlas-Republic Corporation (the predecessor corporation) was automatically exchanged for one share of common stock of AMCO Transport Holdings, Inc. (the then-surviving corporation) and the stockholders of Atlas automatically became stockholders of AMCO, in accordance with the terms of an Agreement and Plan of Re-incorporation and Merger between the two companies, dated April 23, 2002.

On November 19, 2004, Mr. Shu Keung Chui acquired, in a private transaction, 6,900,000 shares of our common stock directly from Bestway Coach Express, Inc., or Bestway, our then controlling stockholder, pursuant to a Stock Purchase Agreement among Mr. Chui, Bestway and AMCO. The 6,900,000 shares represent approximately 72.25% of our issued and outstanding common stock. The number of Mr. Chui’s shares have now been restated to 1,380,000 to reflect a one-for-five reverse split. Mr. Chui currently serves as our Director, Chief Executive Officer and Chief Financial Officer.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol “BDEV.OB” and the CUSIP number for our common stock is 12325D 10 4.  Our principal executive offices are located at 18/F, Medical and Pharmaceutical Tower, 200 Taicang Rd., Lu Wan District, Shanghai, China, 200020.  The telephone number at our principal executive office is (86) 21 53831067.

Results of Operations

We anticipate that we will not have any operations unless and until we complete a business combination as described above.

For the three months ended September 30, 2008 and 2007, we had no revenues and incurred a net loss of $8,945 for the three months ended September 30, 2008, as compared to net loss of $9,985 for the three months ended September 30, 2007.

All general and administrative expenses of $6,915 and $7,955 for the three months ended September 30, 2008 and 2007, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

For the nine months ended September 30, 2008 and 2007, we had no revenues and incurred a net loss of $35,387 for the nine months ended September 30, 2008, as compared to net loss of $23,762 for the nine months ended September 30, 2007.

All general and administrative expenses of $29,297 and $17,672 for the nine months ended September 30, 2008 and 2007 respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at September 30, 2008 and have no cash to meet ongoing expenses or debts that may accumulate.  As of September 30, 2008, we had accumulated deficit of $1,051,487.  We have debts (current liabilities) totaling $323,936, of which $320,186 was owed to Mr. Shu Keung Chui, Chief Executive Officer, Chief Financial Officer and controlling stockholder.  The remaining accrued liabilities of $3,750 were accrued audit and accounting fees.

We have no commitment for any capital expenditure and foresee none.  However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition.  Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2008 as it did in 2007, should not exceed $50,000 in the fiscal year ending December 31, 2008.  Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or stockholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the stockholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our stockholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or stockholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Shu Keung Chui, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on our assessment, Mr. Chui determined that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Date: November 13, 2008	By: /s/ Shu Keung Chui
Shu Keung Chui
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.