Form 10-K
period 2008-12-31
Business Development Solutions, Inc.
filed 2009-02-25
CIK 1136331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1300072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Shixin Enterprise Application Software (Shanghai) Co., Ltd.

28/F, Citigroup Tower, 33 Huayuanshiqiao Rd, Pudong,

Shanghai, China, 200120

(Address of principal executive offices, Zip Code)

86-21-5878 7297

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

　Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒                         No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 25, 2009 was not determinable.

The number of shares of the registrant's common stock issued and outstanding as of February 25, 2009: 1,910,150 shares issued and outstanding.

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

  “China” and “PRC” are to the People’s Republic of China;

  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

  the “SEC” are to the United States Securities and Exchange Commission;

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

We currently continue to have only limited operations. As a result of the termination of the share exchange agreement with Bestway, our focus is on effecting an acquisition of some as yet unidentified operating company as described under the heading “Proposed Business” below. We continue to own no real estate and have no full-time employees.

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

Prior to consummation of any combination (other than a mere sale by insiders of a controlling interest in our common stock) we intend to require that the combination candidate provide us with the financial statements required by ITEM 8-04 of Regulation S-X, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to our management and who are registered with the Public Company Accounting Oversight Board, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy our reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, our management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with us too burdensome and expensive in light of the perceived potential benefits from a combination.

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

Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information that is required to be disclosed under a Form 10 relating to the target company.

Potential Benefit to Insiders

In connection with a business combination, it is possible that shares of common stock constituting control of us may be purchased from our current principal shareholders (“insiders”) by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In our judgment, none of our officers and directors would as a result of such a sale become an “underwriter” within the meaning of Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by our insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that our shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, our shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

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

It is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders. None of our securities will be paid to our officers, directors or promoters or any of their respective affiliates in the form of finders fees. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by us. It is possible that the payment of such compensation may become a factor in any negotiations for our acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of our shareholders, and there is no assurance that any such conflicts will be resolved in favor of our shareholders.

State Securities Laws and Considerations

Section 18 of the Securities Act of 1933, as amended, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a “covered security”. The term “covered security” is defined in Section 18 to include among other things transactions by “any person not an issuer, underwriter or dealer”, (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a “reporting company,” meaning that it files reports with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Section 18 preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not “directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security.” This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth fiscal quarter of 2008, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Holders

As of December 31, 2008, we have 1,910,150 shares of common stock issued and outstanding held by approximately 159 shareholders of record.

Dividends

We have not declared or paid any dividends on our common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average prices of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	-0-	N/A	40,000,000

Equity compensation plans not approved by security holders	-0-	N/A

Total			40,000,000

Recent Sales of Unregistered Securities

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

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

For the years ended December 31, 2008 and 2007, we had no revenues and incurred a net loss of $46,826 for the year ended December 31, 2008, as compared to net loss of $44,230 for the year ended December 31, 2007.

All general and administrative expenses of $38,706 and $36,110 in calendar years 2008 and 2007, respectively, related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2008 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2008, we had an accumulated deficit of $1,062,926. We have debts (current liabilities) totaling $335,375, of which $325,875 was owed to Mr. Shu Keung Chui, our controlling stockholder. The remaining accrued liabilities of $9,500 were accrued audit and accounting fees.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act, which, if our business model remains the same in 2009 as it did in 2008, should not exceed $50,000 in the fiscal year ending December 31, 2009. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a business combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Risk Factors

You should carefully consider the risks described below, which constitute the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS.

Our financial statements for the fiscal years ended December 31, 2008 and 2007, and the reports thereon of Child, Van Wagoner & Bradshaw, PLLC, are included in this annual report.

ITEM 9.

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

ITEM 9A.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Mr. Chui concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

     Our directors, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are:

NAME	AGE	POSITION(S) WITH THE COMPANY

Shu Keung Chui	46	President and Chief Executive Officer since January 10, 2006 and a Director since January 29, 2005.

Shu Keung Chui currently serves as the Chairman of the Board of Shanghai Shixin Information Technology Co., Ltd. (Shixin). Since April 1999, Mr. Chui has also been serving as the Chairman of the Board of Shangxin Enterprise Group Co. Ltd., and he has been a director of Superwisdom Co., Ltd. since January 2000. Prior to joining Shixin, Mr. Chui was the Business Development Manager of Hong Kong Sunflowers Travel Limited and worked for American Fabrics Co. as a Commercial Manager. Mr. Chui is a citizen of Hong Kong and received a Bachelor of International Business degree from the Hong Kong Songren Institute.

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

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of our Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the 1934 Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2008.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Cash and Other Compensation

For the years ended December 31, 2008 and 2007, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

Compensation Pursuant to Plans

For the years ended December 31, 2008 and 2007 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES (2)	PERCENTAGE OF COMMON STOCK (3)

Shu Keung Chui	1,500,000	78.5%
7/F, Shum Tower
268 Des Voeux Road Central
Sheung Wan, HK

Stephen M. Siedow	116,574	6.1%
12373 E. Cornell Avenue
Aurora, Colorado 80014

All directors and executive officers as a group	1,500,000	78.5%

___________________________________
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
(3) Based on 1,910,150 shares of our common stock outstanding.

Changes in Control

A change of control probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of us and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $8,750 and $8,500, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Exhibit
Number	Exhibit Description

3.1*	Certificate of Incorporation of AMCO Transport Holdings, Inc. (filed as Appendix C to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
3.2*	Bylaws of AMCO Transport Holdings, Inc. (filed as Appendix D to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.1*	AMCO Transport Holdings, Inc. 2002 Stock Plan (filed as Appendix G to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.2*	AMCO Transport Holdings, Inc. 2002 Employee Stock Compensation Plan (filed as Appendix H to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.3*	Share Exchange Agreement, dated June 28, 2002, among AMCO Transport Holdings, Inc., Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.4*	Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Appendix E to AMCO’s Information Statement on Schedule 14C filed October 11, 2002).
10.5*	Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among AMCO Transport Holdings, Inc. and a majority in interest of the stockholders of Bestway Coach Express Inc. (filed as Exhibit 10.1 to AMCO’s current report on Form 8-K, dated December 3, 2003).
10.6*	Stock Purchase Agreement, dated July 12, 2004, among Bestway Coach Express Inc., Shu Keung Chui and AMCO Transport Holdings, Inc. (filed as Exhibit 10.1 to AMCO’s quarterly report on Form 10- QSB, dated August 11, 2004).
10.7*	Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and AMCO Transport Holdings, Inc. (filed as Exhibit 10.2 to AMCO’s quarterly report on Form 10-QSB, dated August 11, 2004).
14*	Code of Ethics (filed as Exhibit 14 to AMCO’s annual report on Form 10-KSB, dated April 12, 2004).
21	Description of Subsidiaries
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________________
* Incorporated by Reference into this Annual Report on Form 10-K.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 25, 2009

BUSINESS DEVELOPMENT SOLUTIONS, INC.

By:	/s/ Shu Keung Chui
Shu Keung Chui
President, Chief Executive Officer & Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shu Keung Chui	President,	February 25, 2009
Shu Keung Chui	Chief Executive Officer
& Chief Financial Officer

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Financial Statements

For the Year Ended December 31, 2008

BUSINESS DEVELOPMENT SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Business Development Solutions, Inc.
Shanghai, PRC

We have audited the accompanying balance sheets of Business Development Solutions, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ending December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Development Solutions, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ending December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 22, 2009

BUSINESS DEVELOPMENT SOLUTIONS, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
Current assets:
Prepaid expenses	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued liabilities	$9,500	$20,492
Due to stockholder - accrued interest and other	224,375	166,557
Note payable to stockholder	101,500	101,500

Total Current Liabilities	335,375	288,549

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock- $.00001 par value; 20,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock - $.00001 par value; 500,000,000 shares authorized,
1,910,150 shares issued and outstanding	19	19
Additional paid-in-capital	727,532	727,532
Accumulated deficit	(1,062,926)	(1,016,100)

Total Stockholders’ Deficiency	(335,375)	(288,549)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
DECEMBER 31, 2008 AND 2007

	For The Years Ended
	December 31,
	2008	2007
Revenue	$-	$-

General and administrative expenses	38,706	36,110
Operating loss	(38,706)	(36,110)

Other expenses:
Interest expenses	(8,120)	(8,120)
Net loss	(46,826)	(44,230)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average shares outstanding
	1,910,150	1,910,150

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock Shares		Additional	Accumulated
		Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2007	1,910,150	$19	$727,532	$(971,870)	$(244,319)

Net loss	-	-	-	(44,230)	(44,230)
				`
Balance, December 31, 2007	1,910,150	$19	$727,532	$(1,016,100)	$(288,549)

Net loss	-	-	-	(46,826)	(46,826)

Balance, December 31, 2008	1,910,150	$19	$727,532	$(1,062,926)	$(335,375)

The accompanying notes are an integral part of the financial statements.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2008	2007

Net loss	$(46,826)	$(44,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	8,120	8,120
Changes in operating assets and liabilities:
Accrued liabilities	(10,992)	6,393
Prepaid expenses	-	3,290
Net cash used in operating activities	(49,698)	(26,427)

Cash flows from financing activities
Due to stockholder	49,698	26,427
Net cash flows provided by financing activities	49,698	26,427

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

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

The Company formed a Delaware subsidiary on April 18, 2002, AMCO Transport Holdings, Inc. AMCO was formed for the sole purpose of reincorporating the Company in the state of Delaware. On November 18, 2002, after obtaining the requisite stockholder approval at a stockholders' meeting held on November 13, 2002, the Company was reincorporated as a Delaware corporation through merger. As a result of the merger, the Company's name was changed to AMCO Transport Holdings, Inc. Upon consummation of the merger, each share of the Company's common stock was automatically exchanged for one share of the common stock of the Delaware corporation. On February 27, 2006 the Company changed its name to Business Development Solutions, Inc. The Company's common stock continues to be quoted on the NASD over-the-counter bulletin board. The symbol for the common stock is “BDEV.OB”.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2008 current liabilities exceeded current assets by $335,375.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2008, the Company had an accumulated deficit of $1,062,926. Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

RESULTS OF OPERATIONS

During the years ended December 31, 2008 and 2007, the Company has engaged in no business operations other than the acquisition of capital for general and administrative expenses. During these years, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. FAS 162 is not expected to have an impact on the financial statements.

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

INCOME TAXES

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The provisions of FIN 48 are to be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation is to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. In January 2008, the FASB approved FASB Staff Position (FSP) No. FIN 48-6 – “Effective Date of FASB Interpretation No. 48 for Nonpublic Enterprise”, permitting nonpublic enterprise to defer implementation of FIN 48 until period beginning after December 15, 2007.

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

BUSINESS DEVELOPMENT SOLUTIONS, INC.
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

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the years presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $1,063,000 expiring in future years. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $372,000 and has been offset by a full allowance for business combinations under Internal Revenue Code IRC Section 381. For the year ended December 31, 2008, based on an effective tax rate of 35%, the valuation allowance increased by approximately $16,000.

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

In connection with the acquisition of the Shares, Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by Registrant in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. As of November 19, 2004 being the effective date of the acquisition transaction, no principal or interest payments had been made under the note on which interest has accrued in the sum of $54,348 and is included on the balance sheet under the caption due to stockholder – accrued interest and other.

During the year, Chui paid legal and other expenses on behalf of the Company. The total expenses paid on behalf of the Company, from November 19, 2004 to date total $170,027 and are payable to Chui as a non-interest bearing demand loan. This loan is also shown in the caption due to stockholder – accrued interest and other. The outstanding principal under the note continues to bear simple interest at the rate of 8% per year.

BUSINESS DEVELOPMENT SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. NOTE PAYABLE STOCKHOLDER (CONTINUED)

Chui paid Bestway total consideration of $325,000.00 under the Purchase Agreement. $122,434.03 of the purchase price was applied for the acquisition of the promissory note and the remaining $202,565.97 was applied as payment for the Shares, yielding a price per share of $0.029. The balance of the note payable, including accrued interest, to Chui at December 31, 2008 was $155,848.

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