Form 10-Q
period 2009-03-31
Business Development Solutions, Inc.
filed 2009-05-15
CIK 1136331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

c/o Suzhou EZTripMart Business Services Co., Ltd.
20/F, 200 Taicang Rd., Shanghai, 200020
People's Republic of China
(Address of principal executive offices, Zip Code)

+86-21-6328-4904
(Registrant's telephone number, including area code)

                                              N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                         No  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	16,110,150

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	iii
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Filed herewith are:

(1)	condensed consolidated financial statements of Business Development Solutions, Inc. and its subsidiaries for the three months ended March 31, 2009; and

(2)	pro forma condensed combined financial information of Business Development Solutions, Inc. and its subsidiaries.

Business Development Solutions, Inc.

Condensed Consolidated Financial Statements
For the Three Months Ended
March 31, 2009 and 2008
(Stated in US dollars)

iii

Business Development Solutions, Inc
Condensed Consolidated Financial Statements
Three Months ended March 31, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4 - 11

iv

Business Development Solutions, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	320,366	27,715
Trade receivables	1,096,620	-
Other receivables, deposits and prepayment (Note 3)	1,786,992	567,312

Total current assets	3,203,978	595,027
Intangible assets (Note 4)	1,541,788	1,542,137
Property and equipment, net (Note 5)	270,367	-

Total assets	5,016,133	2,137,164

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Trade payables	31,883	-
Other payables and accruals (Note 6)	909,520	522,514
Amount due to the stockholder (Note 10(a))	2,170,868	1,827,895

Total liabilities	3,112,271	2,350,409

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares in 2009 and 2008, issued and outstanding 16,110,150 shares in 2009
and 14,200,000 shares in 2008	161	142
Additional paid-in capital	9,839	9,858
Accumulated other comprehensive income	29,154	31,945
Accumulated deficit	(816,388)	(255,190)

Total stockholders' deficit of Business Development Solutions, Inc.	(777,234)	(213,245)
Noncontrolling interest in variable interest entity (Note 2)	2,681,096	-

Total equity (deficit)	1,903,862	(213,245)

Total liabilities and stockholders' equity (deficit)	5,016,133	2,137,164

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	(Unaudited)
	2009	2008
	US$	US$

Revenue	4,275	-
Operating expenses
Selling expenses	2,668	-
General and administrative expenses	177,671	41
Total operating expenses	180,339	41
Net operating loss	(176,064)	(41)
Other operating income	74	-
Loss before income taxes	(175,990)	(41)
Income taxes (Note 7)	-	-
Net loss	(175,990)	(41)
Other comprehensive loss
Foreign currency translation adjustment	(2,791)	(2)
Total comprehensive loss	(178,781)	(43)
Loss per share (Note 8)
Basic and diluted	(0.01)	(0.00)
Weighted average number of outstanding shares	14,242,448	14,200,000

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statement of Cash Flows
For the Three Months ended March 31, 2009 and 2008

	Three Months Ended March 31,
	(Unaudited)
	2009	2008
	US$	US$
Cash flows from operating activities
Net loss	(175,990)	(41)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities :-
Depreciation and amortization	28,889	-
Changes in operating assets and liabilities :-
Trade receivables	204,517	-
Other receivables, deposits and prepayment	(169,838)	-
Trade payables	(8,224)	-
Other payables and accruals	229,938	-

Net cash provided by (used in) operating activities	109,292	(41)

Cash flows from investing activities
Payment for acquisition of property and equipment	(107,343)	-
Payment for acquisition of intangible assets	(27,326)	-
Cash acquired from RTO	256	-
Cash from variable interest entity	318,004	-

Net cash provided by investing activities	183,591	-

Effect of exchange rate changes on cash and cash equivalents	(232)	11

Net increase (decrease) in cash and cash equivalents	292,651	(30)

Cash and cash equivalents, beginning of period	27,715	4,664

Cash and cash equivalents, end of period	320,366	4,634

Supplemental cash flow information

Cash paid for income taxes	-	-

Cash paid for interest	-	-

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008

1.	Corporate information

Business Development Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 28, 1987. On November 28, 2002, the Company effected its re-incorporation as a Delaware corporation by merging with the then wholly-owned subsidiary.

Before the share exchange transaction as detailed below, the Company engaged in no business operations other than the acquisition of capital for general and administrative expenses.

On March 30, 2009, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with TripMart Holding Limited (“TripMart”), a British Virgin Islands company, and its shareholders, including the Company's chairman and chief executive officer, Mr. Shu Keung Chui, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of TripMart in exchange for 14,200,000 shares of the Company's common stock, par value $0.00001 per share, which constituted 88.14% of the Company's issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

The acquisition of TripMart was accounted for as a recapitalization effected by a share exchange, wherein TripMart is considered the acquirer for accounting and financial reporting purposes (the “RTO”). The Company's assets and liabilities have been brought forward at their book value and no goodwill has been recognized. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of TripMart.

As a result of the RTO, the Company now owns all of the issued and outstanding capital stock of TripMart, which in turn owns 100% of the outstanding capital stock of TripMart Corporation Limited (“TripMart HK”), a company incorporated in the Hong Kong Special Administrative Region of the People's Republic of China (the “PRC” or “China”), which in turn owns 100% of the equity interest in Suzhou EZTripMart Business Services Co., Ltd. (“Suzhou TripMart”), a wholly foreign-owned enterprise established in the PRC. The Company becomes a provider of B2B e-commerce travel services and technology in China, specializing in developing products and services, marketing strategies and business solutions for small and medium sized travel agents.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency and value-added telecommunications businesses in the PRC. Therefore, the Company conducts part of its operations through a series of contractual arrangements between Suzhou TripMart and Shanghai EZTripMart Travel Agency Co., Ltd (“Shanghai TripMart”), the variable interest entity of the Company, or VIE, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications business in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. Details of the VIE arrangement are set forth in note 2 to the condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

2.	Summary of significant accounting policies

Basis of preparation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. The Company's consolidated balance sheet as of December 31, 2008 has been taken from the audited consolidated balance sheet of TripMart as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and a VIE. All significant inter-company balances and transactions between the Company, its subsidiaries and VIE have been eliminated upon consolidation.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, as amended (“FIN 46R”) and considers Suzhou TripMart be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into among Suzhou TripMart, Shanghai TripMart and the sole shareholder of Shanghai TripMart, Shanghai Junli Air Service Co., Ltd. (“Shanghai Junli”) on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company's financial statements since March 27, 2009.

Variable interest entities

Suzhou TripMart entered into a Technical and Management Consulting Services Agreement, an Equity Pledge Agreement, an Intellectual Property Assignment and License Agreement and an Option Agreement with Shanghai TripMart and Shanghai Junli (collectively referred to herein as the "Commercial Agreements"), through which Suzhou TripMart conducts part of its businesses and has the exclusive right to acquire all the equity of Shanghai TripMart if and when permitted by PRC regulations.

Suzhou TripMart has also entered into a Proxy Agreement with Shanghai TripMart and Shanghai Junli. Through this control arrangement, the Company has Shanghai Junli's proxy to vote on matters on which Shanghai Junli is entitled to vote on at every stockholders' meeting, including election of directors.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

The Company believes that the terms of these agreements are no less favorable than the terms that the Company could obtain from disinterested third parties and the Company's conduct of business through the Commercial Agreements complies with existing PRC laws, rules and regulations.

The principal terms of these contractual arrangements are described below.

Technical and Management Consulting Services Agreement

Pursuant to a technical and management consulting services agreement dated March 27, 2009 (the “Services Agreement”) among Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai TripMart has agreed to engage Suzhou TripMart as Shanghai TripMart's exclusive provider of certain technical, management consulting and related services.

In consideration for the services, Shanghai TripMart agreed to pay Suzhou TripMart a service fee each calendar quarter, equal to 50% of Shanghai TripMart's net profit (as defined in the Services Agreement) for the quarter; provided however, that no such service fee is payable until and unless the net profit is first applied to reduce any operating losses of Shanghai TripMart carried over from previous quarters.

Equity Pledge Agreement

Pursuant to an equity pledge agreement dated March 27, 2009 (the “Pledge Agreement”) among Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli pledged its equity interests in Shanghai TripMart as a guarantee for Shanghai TripMart's payment to Suzhou TripMart of services fees due and payable under the Services Agreement, the fulfillment of Shanghai TripMart's obligations under the IP Assignment and License Agreement and the Option Agreement described below.

Intellectual Property Assignment and License Agreement

Pursuant to an intellectual property assignment and license agreement dated March 27, 2009 (the “IP Assignment and License Agreement”) between Suzhou TripMart and Shanghai TripMart, Suzhou TripMart has assigned to Shanghai TripMart without a grant fee, certain trademarks and domain names relating to the operation of the Company's websites, as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider, and have granted Shanghai TripMart a license to use Suzhou TripMart's intellectual property, including the proprietary software supporting the Company's websites, in exchange for a monthly royalty of the greater of (i) 5% of revenue of Shanghai TripMart or (ii) RMB10,000. Under the IP Assignment and License Agreement, Shanghai TripMart granted back to Suzhou TripMart an exclusive (except as to Shanghai TripMart), royalty-free, transferrable, irrevocable, worldwide license to use the assigned marks in Suzhou TripMart's business, with the right to sublicense, to the extent not contrary to applicable PRC laws, Shanghai TripMart's ownership of the assigned marks during the term of the agreement.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

Option Agreement

Pursuant to an option agreement dated March 27, 2009 (the “Option Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli or Shanghai TripMart (as the case may be) granted Suzhou TripMart an exclusive, irrevocable option to purchase all or part of its equity interests in, or all or part of the assets of, Shanghai TripMart, or the Interests, to the extent permitted by the then-effective PRC laws and regulations. The option may be exercised by Suzhou TripMart and/or any other person Suzhou TripMart designates. The Company intends to exercise such option at such time that applicable PRC laws and regulations removes restrictions on foreign ownership of air-ticketing, travel agencies, and value-added telecommunications businesses in China. The Option Agreement will terminate after all the interests have been effectively transferred to Suzhou TripMart, or by Suzhou TripMart's election with or without cause upon 30 days' prior written notice to the other parties.

Proxy Agreement

The Company's control arrangement with Shanghai TripMart and Shanghai Junli is pursuant to a proxy agreement dated March 27, 2009 (the “Proxy Agreement”) among Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli has irrevocably appointed a PRC individual designated by the Company as Shanghai Junli's proxy and attorney-in-fact, to vote on Shanghai Junli's behalf on all matters it is entitled to vote on at every stockholders' meeting, and to exercise Shanghai Junli's shareholder rights. The proxy is also entitled to elect a majority of Shanghai TripMart's directors. The term of the Proxy Agreement continues until terminated pursuant to the parties' mutual agreement or the expiration of the term of commercial arrangement with Shanghai TripMart.

As a result of these contractual arrangements, which enable the Company to substantially control Shanghai TripMart, the Company has consolidated Shanghai TripMart's historical financial results in these financial statements commencing from the effective dates of the Commercial Agreements as a variable interest entity pursuant to U.S. GAAP. The Company did not recognize any gain or loss on the initial consolidation of Shanghai TripMart. Creditors of Shanghai TripMart do not have recourse to the Company's general credit.

The following is a summary of certain financial data of Shanghai TripMart:-

	Three months ended March 31,
	2009	2008

Revenue	$105,566	$2,199
Net (loss) income	$(181,500)	$1,536

	As of	As of
	March 31,	December 31,
	2009	2008

Total assets	$3,002,052	$1,627,103
Total liabilities	$336,523	$1,416,802

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk

During the current reporting period, no customer contributed 10% or more to the Company's gross revenue from the travel agency provision businesses.

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of the VIE, Shanghai TripMart.

Revenue recognition

The Company's revenues for the three months ended March 31, 2009 are derived from the travel agency provision businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and vacation packages of US$265; and (ii) commission from booking air and train tickets of US$4,010. The Company recognizes such revenues if and when it fulfills the customer's non-refundable offer.

Operating leases

The Company leases office space under operating lease agreements with original lease periods up to eight years. Rental expenses are recognized from the date of initial possession of the leased property on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133". SFAS No. 161 provides new disclosure requirements for an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In April 2009, the FASB issued three FASB Staff Positions (FSP's) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP's are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The management is in the process of evaluating the impact these FSP's will have on the Company's financial statements upon adoption.

3.	Other receivables, deposits and prepayments
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$

Other receivables	335,350	567,312
Deposits and prepayment	122,586	-
Amount due from Shanghai Junli	1,324,939	-
Advances to staff	4,117	-

	1,786,992	567,312

The amount due from Shanghai Junli is interest-free, unsecured and repayable on demand.

4.	Intangible assets
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$

Costs:
Website cost	84,516	84,625
B2B e-commerce travel services systems	1,482,948	1,457,512

	1,567,464	1,542,137
Accumulated amortization	(25,676)	-

	1,541,788	1,542,137

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

5.	Property and equipment
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
Costs :-
Office equipment	171,352	-
Computer hardware	41,115	-
Motor vehicles	79,204	-

	291,671	-
Accumulated depreciation	(21,304)	-

Net	270,367	-

6.	Other payables and accruals
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$

Accrued audit fee	56,949	56,938
Other payables	150,729	-
Amount due to Shanghai Junli	283,090	156,539
Amount due to the stockholder of Shanghai Junli	234,713	236,855
Accrued rental expenses	52,052	72,182
Payable for acquisition of property and equipment	60,201	-
Accrued salaries	71,786	-

	909,520	522,514

The amounts due to Shanghai Junli and its stockholder are interest-free, unsecured and repayable on demand.

7.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Tripmart Holding was incorporated in BVI and, under the current laws of the BVI, is not subject to income taxes.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

7.	Income taxes (continued)

Hong Kong

TripMart HK is subject to Hong Kong profits tax at the rate of 16.5%. No provision for Hong Kong profits tax has been made as TripMart HK had no taxable income during the reporting periods.

PRC

Suzhou TripMart and Shanghai TripMart are subject to PRC enterprise income tax at the rate of 25%. No provision for PRC enterprise income tax has been made as Suzhou TripMart and Shanghai TripMart had no taxable income during the current reporting period.

8.	Loss per share

The basic and diluted loss per share is calculated using the net loss and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The Company had no dilutive instrument during or as of the end of the reporting periods.

9.	Commitments and contingencies

The Company's purchase obligations are related to the utilization of the service provider's technology as part of the Company's software pursuant to a co-development agreement with a third-party service provider. Such agreement will expire in 2011 and the expected aggregate payments as of March 31, 2009 were US$123,060, which will become due as follows: US$39,555 in year 2009, US$52,740 in year 2010 and US$30,765 in year 2011.

As of March 31, 2009, the Company leased office premises under two non-cancelable operating lease agreements that will expire in 2017. Payments under these operating leases, including periodic rent escalation, are charged as expenses on a straight-line basis over the lease term. The minimum future lease payments under these operating lease agreements as of March 31, 2009 were US$3,516,143, which will become due as follows: US$251,312 in year 2009, US$350,871 in year 2010, US$368,415 in year 2011, US$386,836 in year 2012, US$406,178 in year 2013 and US$1,752,531 in or after year 2014. Rental expenses under these operating leases were US$52,799 for the three months ended March 31, 2009.

10.	Related party transactions

(a)	The amount due to the stockholder is interest-free, unsecured and repayable on demand.

(b)

Apart from balances with Shanghai Junli and its stockholder (Notes 3 and 6) and the Company's stockholder, the Company had no other material transactions with its related parties during the three months ended March 31, 2009 and 2008.

Business Development Solutions, Inc.

Pro Forma Condensed Combined Financial Information
(Unaudited)

Business Development Solutions, Inc.

Index to Pro Forma Condensed Combined Financial Information

Page
Introduction to Pro Forma Condensed Combined Financial Information	14
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss	15 - 16
Pro Forma Condensed Combined Statements of Cash Flows	17 - 18

Business Development Solutions, Inc.
Pro Forma Condensed Combined Financial Information
For the Three Months Ended March 31, 2009
(Unaudited)

The following pro forma condensed combined financial information are presented to illustrate the estimated effects of the acquisition (the “Exchange Transaction”) of TripMart Holding Limited (“TripMart”) by Business Development Solutions, Inc. (the “Company”) on the Company's results of operations and cash flows.

The pro forma condensed combined financial information also include the estimated effect of the series of agreements (collectively, the “Commercial Agreements”) entered into by a wholly-owned subsidiary of TripMart with Shanghai EZTripMart Travel Agency Co., Ltd. (“Shanghai TripMart”) and its sole shareholder, through which the subsidiary conducts part of its businesses and has the exclusive right to acquire all the equity of Shanghai TripMart if and when permitted by PRC regulations (the “VIE Arrangement”). As a result of the Commercial Agreements, Shanghai TripMart is considered as the variable interest entity of TripMart.

The pro forma condensed combined statements of operations and comprehensive loss and cash flows assume the Exchange Transaction and the VIE Arrangement were consummated on January 1, 2008.

We have derived our historical financial data for the three months ended March 31, 2009 and 2008 from our unaudited financial statements and quarterly report previously filed with the Securities and Exchange Commission respectively. We have derived the historical financial data of TripMart and Shanghai TripMart for each of the three months ended March 31, 2009 and 2008 from their respective unaudited financial statements.

The information presented in the pro forma combined statements does not purport to represent what the Company's results of operations and cash flows would have been had the Exchange Transaction and the VIE Arrangement occurred as of the date indicated, nor is it indicative of our future results of operations and cash flows for any period. You should not rely on this information as being indicative of the forecast and historical results that would have been achieved had the companies always been combined or the future results that the combined companies will experience after the Exchange Transaction and the VIE Arrangement.

These pro forma condensed combined financial statements are unaudited and should be read in conjunction with the historical financial statements and related notes of the Company, TripMart and Shanghai TripMart.

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2009
(Unaudited)

	Three months ended March 31, 2009				Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$
Revenues	-	-	105,566	-	105,566
Operating expenses
Selling expenses	-	-	14,149	-	14,149
General and administrative expenses	49,832	160,499	273,700	-	484,031
Total operating expense	49,832	160,499	287,849	-	498,180
Net operating loss	(49,832)	(160,499)	(182,283)	-	(392,614)
Other operating income	-	74	783	-	857
Loss before income taxes	(49,832)	(160,425)	(181,500)	-	(391,757)
Income taxes	-	-	-	-	-
Net loss	(49,832)	(160,425)	(181,500)	-	(391,757)
Other comprehensive (loss) income
Foreign currency translation adjustment	-	(2,791)	1,528	-	(1,263)
Total comprehensive loss	(49,832)	(163,216)	(179,972)	-	(393,020)

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2008
(Unaudited)

	Three months ended March 31, 2008				Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$
Revenues	-	-	2,199	-	2,199
Operating expenses
Selling expenses	-	-	-	-	-
General and administrative expenses	17,108	41	184	-	17,333
Total operating expense	17,108	41	184	-	17,333
Net operating (loss) income	(17,108)	(41)	2,015	-	(15,134)
Other operating (expense) income	(2,030)	-	33	-	(1,997)
(Loss) income before income taxes	(19,138)	(41)	2,048	-	(17,131)
Income taxes	-	-	(512)	-	(512)
Net (loss) income	(19,138)	(41)	1,536	-	(17,643)
Other comprehensive income
Foreign currency translation adjustment	-	-	12,866	-	12,866
Total comprehensive (loss) income	(19,138)	(41)	14,402	-	(4,777)

Business Development Solutions, Inc.
Pro Forma Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited)

	Three months ended March 31, 2009					Pro Forma
	The		Shanghai	Pro Forma		Combined
	Company	TripMart	TripMart	Adjustments		Total
	US$	US$	US$	US$		US$
Cash flows from operating activities
Net loss	(49,832)	(160,425)	(181,500)	-		(391,757)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Depreciation	-	25,677	11,132	-		36,809
Gain on disposal of property and equipment	-	-	(542)	-		(542)
Change in operating assets and liabilities				-
Trade receivables	-	-	36,589			36,589
Other receivables and prepayments	-	3,633	(259,278)	101,451		(154,194)
Trade payables	-	-	(17,097)	-		(17,097)
Other payables and accruals	39,308	207,131	(2,048,231)	(101,451)	Note	(1,903,243)

Net cash (used in) provided by operating activities	(10,524)	76,016	(2,458,927)	-		(2,393,435)

Cash flows from investing activities
Payments to acquire property and equipment	-	(59,792)	(51,473)	-		(111,265)
Payments to acquire intangible assets	-	(27,326)	-	-		(27,326)
Sales proceeds from property and equipment	-	-	13,544	-		13,544

Net cash used in investing activities	-	(87,118)	(37,929)	-		(125,047)

Cash flows from financing activities
Issue of capital	-	-	2,637,000	-		2,637,000
Advance from a stockholder	10,780	-	-	-		10,780

Net cash provided by financing activities	10,780	-	2,637,000	-		2,647,780

Effect of foreign currency translation on cash and cash equivalents	-	(25)	(211)	-		(236)

Net increase (decrease) in cash and cash equivalents	256	(11,127)	139,933	-		129,062

Cash and cash equivalents, beginning of period	-	27,715	163,589	-		191,304

Cash and cash equivalents, end of period	256	16,588	303,522	-		320,366

Supplemental cash flow information

Cash paid for income taxes	-	-	-	-		-

Cash paid for interest	-	-	-	-		-

Note : To eliminate the inter-company accounts between TripMart and Shanghai TripMart.

Business Development Solutions, Inc.
Pro Forma Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2008
(Unaudited)

	Three months ended March 31, 2008				Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$
Cash flows from operating activities
Net (loss) income	(19,138)	(41)	1,536	-	(17,643)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Accrued interest	2,030	-	-	-	2,030
Change in operating assets and liabilities
Trade receivables	-	-	7,851	-	7,851
Other receivables and prepayments	-	-	(5,821)	-	(5,821)
Trade payables	-	-	287	-	287
Other payables and accruals	11,917	-	(132,419)	-	(120,502)

Net cash used in operating activities	(5,191)	(41)	(128,566)	-	(133,798)

Cash flows from financing activities
Advance from a stockholder	5,191	-	-	-	5,191

Net cash provided by financing activities	5,191	-	-	-	5,191

Effect of foreign currency translation on cash and cash equivalents	-	11	9,517	-	9,528

Net decrease in cash and cash equivalents	-	(30)	(119,049)	-	(119,079)

Cash and cash equivalents, beginning of period	-	4,664	295,934	-	300,598

Cash and cash equivalents, end of period	-	4,634	176,885	-	181,519

Supplemental cash flow information

Cash paid for income taxes	-	-	-	-	-

Cash paid for interest	-	-	-	-	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the travel industry could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; the loss of key members of our senior management; or any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed on March 30, 2009 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Company,” “we,” “us,” “our,” “Business Development Solutions” and “BDS” are to the combined business of Business Development Solutions, Inc., and its wholly owned subsidiary, TripMart Holding Limited, a BVI company, or TripMart, TripMart's wholly owned subsidiary, TripMart Corporation Limited, a Hong Kong company, or TripMart HK, and TripMart HK's wholly owned PRC subsidiary, Suzhou EZTripMart Business Services Co., Ltd. (formerly, Suzhou Journey World Commercial Service Co., Ltd.), or Suzhou TripMart, and, in the context of describing our operations and consolidated financial information, also include our variable interest entity, or VIE, Shanghai EZTripMart Travel Agency Co., Ltd. (formerly, Shanghai Junli Travel Agency Co., Ltd.) or Shanghai TripMart (in which we have no ownership interest); (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “BVI” are to the British Virgin Islands; and (vii) “China” and “PRC” are to the People's Republic of China.

Overview of Our Business

We are a holding company that operates through our indirect wholly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company in China, specializing in developing products and services, marketing strategies and business solutions and for small and medium sized, or SME, travel agents. We also provide travel management services and products to corporate clients throughout China, as well as premium travel products and services to high-net-worth individuals with discerned travel needs.

Currently PRC law imposes substantial restrictions on foreign ownership of the air-ticketing, travel agency, and value-added telecommunications business in the PRC. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE that holds the licenses and approval for conducting the air-ticketing, travel agency, and value-added telecommunications business in China.

We conduct our business primarily through our websites www.zuwin.cn and www.eztripmart.com. Our travel agency marketplace at www.zuwin.cn provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agencies can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability. Since the launch of the trial run of the domestic air ticket marketplace in October 2008, we have experienced significant growth in our user base. We officially rolled out our air ticket marketplace for both domestic and international ticketing in March 2009 and expect to become a dominant player in the B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue.

Through our user-friendly bilingual website www.eztripmart.com, we provide organizations in China corporate travel services travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We also assist companies in planning, executing and streamlining their travel budgets through web-based functionalities tailored to our corporate customers. We also design and sell premium travel services and products that suit the needs of a growing number of high-net-worth individuals who have discriminating travel needs and demand more personalized services. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized toll-free, 24-hour customer service center and websites.

Recent Developments

Prior to March 30, 2009, we were a shell company and had no operations. On March 30, 2009, we completed a reverse acquisition transaction through a share exchange with TripMart whereby we issued to the shareholders of TripMart 14,200,000 shares of our common stock, par value $0.00001, in exchange for 100% of the issued and outstanding capital stock of TripMart. As a result of our acquisition of TripMart, we now own all of the issued and outstanding capital stock of TripMart and the shareholders of TripMart now own an 88.14% interest in our company. For accounting purposes, the share exchange transaction was treated as a reverse acquisition, with TripMart as the acquirer and the BDS as the acquired party.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2009, which resulted in continued growth in our revenues. Following are some financial highlights for the first quarter of 2009. As the acquisition of TripMart was entered into on March 30, 2009, references to our financial condition and results of operations for the first quarter of 2009 below are to the pro forma combined financial information of BDS, its subsidiaries and Shanghai TripMart, our VIE.

  Net Sales: Our revenues were approximately $191,540 for the first quarter of 2009, an increase of 142% from the same quarter of last year.

  Gross Margin: Gross margin was 55.11% for the first quarter of 2009, as compared to 2.78% for the same period in 2008.

  Net Loss: Net loss was approximately $391,757 for the first quarter of 2009, as compared to net loss of $17,131 from the same period of last year.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.0275 for three months ended March 31, 2009, as compared to $0.0012 for the same period of last year.

Principal Factors Affecting our Financial Performance

Global and Chinese Economic Environment and Demand for Travel Services

We expect that our financial results will continue to be affected by the overall growth rate of the economy and demand for travel services in China and the rest of the world. According to a 2007 report published by the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB8.9 trillion (approximately US$1.08 trillion) in 2003 to RMB24.7 trillion (approximately US$3.4 trillion) in 2007, representing a compound annual growth rate of 10%. This growth led to a significant increase in the demand for travel services, and according to a 2007 report published by the National Bureau of Statistics of China, China National Tourism Administration, or CNTA, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB777.1 billion (US$106.5 billion) in 2007, representing a compound annual growth of 23%.

However, while we expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, the current global financial crisis and economic slow-down could have a material and adverse effect on the travel industry in China, which in turn would cause a negative effect on our business. The recent global credit crunch has begun to affect China. According to data published by CNTA, the number of inbound tourists in China decreased markedly for the first nine months of 2008, while domestic and outbound tourism remained reasonably strong due to the strength of the Chinese economy and its currency. The domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We expect that in the current economic environment, our operating results will increasingly depend on how well we capitalize on the efficiency of our online platforms and the quality of our services.

Seasonality in the Travel Service Industry

The travel service industry is characterized by seasonal fluctuations and accordingly our revenues may vary from quarter to quarter. To date, the revenues generated during the summer season of each year generally are higher than those generated during the winter season, mainly because the summer season coincides with the peak business and leisure travel season, while the winter season of each year includes the Chinese New Year holiday, during which our customers reduce their business activities. These seasonality trends are difficult to discern in our historical results because our revenues have grown substantially since inception. However, our future results may be affected by seasonal fluctuations in the use of our services by our customers.

Disruptions in the Travel Industry

Travelers tend to modify their travel plans based on the occurrence of events such as:

  the outbreak of avian or swine influenza, severe acute respiratory syndrome, or SARS, or any other serious contagious diseases;

  increased prices in the hotel, airline or other travel-related industries;

  increased occurrence of travel-related accidents;

  natural disasters or poor weather conditions;

  terrorist attacks or threats of terrorist attacks or war; or

  general economic downturns.

During the period from March 2003 through June 2003, the economies of several countries in Asia, including China, were severely affected by the outbreak of SARS. The travel services industry during that period was also adversely affected. From time to time, there have been reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. If there is a recurrence of an outbreak of SARS or any similar outbreak of other contagious diseases such as avian flu or swine flu, it may adversely affect the travel industry and have a material and adverse effect on our business and operating results.

Product Offering and Pricing

Currently, our revenues are generated predominantly through our travel related services and, to a much lesser extent, our travel agency marketplace. As we do not pre-purchase the products and services being sold, we do not carry an inventory risk and our risk of loss due to obligations for cancelled hotel and airline ticket reservations is minimal.

Since the launch of our domestic air ticket marketplace in October 2008, our user base is growing at a rate of over 50% per month. In March 2009, we officially launched our travel agency marketplace with both domestic and international ticketing capabilities and expect to become a dominant player in B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue. As our user base and transaction volume on our marketplace continue to grow, revenues generated from our travel agency marketplace are expected to surpass those from our travel related services. Currently, we allow our users to search, find, communicate and conduct business with air ticket suppliers in our marketplace free of charge. When an air ticket is issued, we then charge a fee that is a fixed rate based on the amount of that transaction. We are monitoring the growth of our user base, transaction volume and overall market acceptability of our travel agency marketplace, and will review and evaluate our pricing structure and may make adjustments as appropriate to maximize our profitability.

Taxation

United States, British Virgin Islands and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States. TripMart was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. TripMart HK was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to a Profits Tax of 16.5%. No provision for Hong Kong Profits Tax has been made as TripMart HK has no taxable income.

China

Before the implementation of the New EIT Law described below, Foreign Invested Enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. We plan to apply for High- and New-Technology Enterprise designation for Suzhou TripMart. However, there can be no assurance that Suzhou TripMart will qualify as a High- and New-Technology Enterprise.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25.0%.

Substantially all of our income may be derived from consulting and other fees paid to us by Shanghai TripMart, our VIE, and from dividends distributed to us by Suzhou TripMart, our PRC subsidiary. The consulting and other fees paid to us by Shanghai TripMart are subject to business tax and related surcharges at the applicable rate of 5.5%.

In addition, the New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' shareholder has a tax treaty with China that provides for a different withholding arrangement. Suzhou TripMart is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to a company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TripMart by Suzhou TripMart, but this treatment will depend on our status as a non-resident enterprise.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		As a			As a
		percentage			percentage
Item	In Dollars	of net sales		In Dollars	of net sales
Net Sales	191,540	100%		79,125	100%
Cost of Sales	85,974	45%		76,926	97%
Gross Profit	105,566	55%		2,199	3%
Selling, General and Administrative Expenses	498,180	260%		19,363	24%
Operating Loss	(392,614)	(205%	)	(17,164)	(21.7%	)
Interest Expenses	0	0%		0	0%
Other Income	857	0.45%		33.04%
Loss Before Income Taxes	(391,757)	(205%	)	(17,131)	(22%	)
Income Taxes	0	0%		512	0.65%
Net Loss	(391,757)	(205%	)	(17,643)	(22%	)

Net Sales. Net sales increased $112,415, or 142%, to $191,540 in the three months ended March 31, 2009, from $79,125 in the same period of last year. As a result of our initiation of our growth strategies in 2008, we have been able to significantly expand our corporate client base, which expansion contributed to a substantial growth in sales of our travel products and services, including air-ticketing, hotel booking and packaged tour products. With the official launch of our e-commerce travel agency marketplace in March 2009, we expect to continue to grow our business and offer more new products and services.

Cost of Sales. Our cost of sales increased $9,048 or 12%, to $85,974 in the three months ended March 31, 2009 from $76,926 in the three months ended March 31, 2008. This increase was mainly due to the increased sales of hotel booking and packaged tour products during the 2009 period as a result of the expansion of our corporate client base.

Gross Profit and Gross Margin. Our gross profit increased $103,367 to $105,566 in the three months ended March 31, 2009, from $2,199 in the same period of last year. Gross profit as a percentage of net sales was 55.11% and 2.78% for the three months ended March 31, 2009 and 2008, respectively. The increase in the gross margin was primarily the result of the significant expansion of our corporate client base and the resultant significant increase of sales from straight commission services as compared to the same period of last year, such as commission from booking air and train tickets, which have a much higher gross margin.

Selling, General and Administrative Expenses. Our selling, general and administration expenses increased $478,817, to $498,180 in the three months ended March 31, 2009 from $19,363 in the same period of last year. As a percentage of net sales, our selling, general and administrative expenses increased to 236% in the three months ended March 31, 2009 from 24% in the same period of 2008. The increase in selling expense as a percentage of net sales was mainly due to our strategic drive and capital investment to ramp up our business, including a significant increase of headcount in connection with the development of our sales and customer services team, the expansion of our operations through the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center.

Interest Expenses. We incurred zero interest expenses in the three months ended March 31, 2009 and 2008, respectively, as we had no outstanding bank loans or other financial commitments.

Other Income. Other income increased $824 to $857 in the three months ended March 31, 2009 from $33 in the same period of last year. The increase was primarily due to higher interest income generated on cash deposits and to a one-time disposition gain on sale of fixed assets.

Loss Before Income Taxes. Loss before income taxes increased $374,626 to a loss of $391,757 in the three months ended March 31, 2009, from a loss of $17,131 in the same period of 2008. Loss before income taxes as a percentage of net sales increased to -205% in the three months ended March 31, 2009, from -22% in the same period of last year. This loss was primarily attributable to the significant increase in our selling, general and administrative expenses discussed above. In light of the weakened economic conditions, we have implemented cost cutting measures to reduce our general and administrative expenses.

Income Taxes. We incurred zero income tax expenses in the three months ended March 31, 2009 as a result of our operating losses due to the significant increase in our selling, general and administrative expenses discussed above, representing a change from $512 in the same period of last year.

Net Loss. Our net loss increased $374,114 to a loss of $391,757 in the three months ended March 31, 2009, from a loss of $17,643 in the same period of last year. The decrease was primarily attributable to the significant increase in our selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $320,366. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(2,393,435)	$(133,798)
Net cash used in investing activities	(125,047)	0
Net cash provided by financing activities	2,647,780	5,191
Effect of foreign currency translation in cash and cash equivalents	(236)	9,528
Net cash flows	129,062	(119,079)

Operating Activities

Net cash used in operating activities was $2,393,435 in the three months ended March 31, 2009, an increase of $2,259,637 from $133,798 in the same period of last year. The increase is primarily due to our substantial pay-down of operating liabilities utilizing the increase in registered capital and the increase of our operating receivables.

Investing Activities

Our net cash used in investing activities in the three months ended March 31, 2009 was $125,047, as compared to $0 in the same period last year. Our cash used in investing activities primarily consists of payments related to the acquisition of office furniture and equipment in connection with our expansion into additional office space.

Financing Activities

Net cash flow provided by financing activities was $2,647,780 in the three months ended March 31, 2009, an increase of $2,642,589 from $5,191 in the same period of last year. The increase is mainly due to an increase of registered capital of Shanghai TripMart by $2,637,000 in February 2009. Currently, we have no outstanding bank loans or financial guarantees or similar commitments to guarantee the payment obligations of third parties.

Capital Expenditures

Our capital expenditures were $138,591 and $0 for the three months ended March 31, 2009 and 2008, respectively. Our capital expenditures were mainly used to acquire office equipment and furniture in connection with our expansion of operations.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our e-commerce platforms or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all, especially in view of the tight credit market resulted from the current global economic crisis. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations Under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we will pay a use fee at a rate of RMB 30,000 (approximately, $4,392) per month until July, 2011.

As of March 31, 2009, we lease office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of March 31, 2009 were US$3,516,143. Rental expenses under these operating leases were US$52,799 for the three months ended March 31, 2009.

Seasonality

The travel industry is generally characterized by seasonal fluctuations with higher traffic during holiday seasons. However, as we are still in the high growth phase, the rate of our revenue growth is expected to offset any impact caused by the seasonal nature of the travel industry. See “Principal Factors Affecting our Financial Performance – Seasonality in the Travel Service Industry” above.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

  Use of estimates. The preparation of the financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

  Trade accounts receivables. In the normal course of business, we extend credit to customers. Trade accounts receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, we evaluate our trade accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Trade accounts receivables are charged off against the allowance after management determines the potential for recovery is remote.

  Impairment of long-lived assets. Long-lived assets, except goodwill and indefinite-lived intangible assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by our management to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

  Property, plant and equipment, net. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal depreciation rates are: office and computer equipment – 20% to 33⅓%; motor vehicles – 25%.

  Revenue recognition. Our revenues are derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages; and (ii) commission from booking air and train tickets. We recognize such revenues if and when the customer's non-refundable offer is fulfilled or air-ticketing is transacted on our online ticketing platform.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%. Development project in progress mainly represents the fee paid to a portal developer in respect of our new online ticketing platform under development. All direct costs relating to the development of the new online ticketing platform are capitalized as development project in progress. No amortization is provided in respect of development project in progress.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133.” SFAS 161 provides new disclosure requirements for an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this statement has no material effect on our financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP's) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP's are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The management is in the process of evaluating the impact these FSP's will have on the Company's financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Mr. Sam Yuen Yee Lau, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Mr. Chui and Mr. Lau concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

For risk factors relating to our business, see the “Risk Factors” sections of our Current Report on Form 8-K filed on March 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2009 which sale was not disclosed in a previously filed current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter our security holders for a vote during the quarter ended March 31, 2009 that was not reported in a previously filed current report on Form 8-K.

ITEM 5. OTHER INFORMATION.

(a) We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) There has been no material change to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	BUSINESS DEVELOPMENT SOLUTIONS, INC.

	By:	/s/ Shu Keung Chui
Shu Keung Chui, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Sam Yuen Yee Lau
Sam Yuen Yee Lau, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.