Form 10-Q
period 2009-06-30
Business Development Solutions, Inc.
filed 2009-08-14
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1300072
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

c/o Suzhou EZTripMart Business Services Co., Ltd.
20/F, 200 Taicang Rd., Shanghai, 200020
People’s Republic of China
(Address of principal executive offices, Zip Code)

+86-21-6328-4904
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	16,110,150

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Filed herewith are:

Pages

(1)	Condensed consolidated financial statements of Business Development Solutions, Inc.,	F-1 – F-17
its subsidiaries and Shanghai EZTripMart Travel Agency Co., Ltd., our
variable interest entity, for the quarterly period ended June 30, 2009; and

(2)	Pro forma condensed combined financial information of Business	F-18 – F-24
Development Solutions, Inc., its subsidiaries and Shanghai EZTripMart Travel
Agency Co., Ltd., our variable interest entity, for the six months ended
June 30, 2009.

Business Development Solutions, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the Quarterly Period Ended
June 30, 2009
(Stated in US dollars)

Business Development Solutions, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the quarterly period ended June 30, 2009

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheets	F-3
Condensed Consolidated Statements of Operations and Comprehensive Loss	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6 – F-17

Business Development Solutions, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS	US$	US$

Current assets
Cash and cash equivalents	348,399	27,715
Trade receivables	1,050,444	-
Other receivables, deposits and prepayment (Note 3)	2,022,459	567,312

Total current assets	3,421,302	595,027
Intangible assets, net (Note 4)	1,463,415	1,542,137
Property and equipment, net (Note 5)	594,511	-

Total assets	5,479,228	2,137,164

LIABILITIES AND TOTAL EQUITY (DEFICIT)

Current liabilities
Trade payables	65,574	-
Other payables and accruals (Note 6)	1,065,106	522,514
Unsecured interest-bearing loan (Note 7)	732,500	-
Amount due to stockholder (Note 11(a))	2,033,625	1,827,895
Note payable to stockholder (with accrued interest) (Note 11(b))	159,908	-

Total liabilities	4,056,713	2,350,409

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares in June 30, 2009 and December 31, 2008, issued and outstanding 16,110,150 shares in June 30, 2009 and 14,200,000 shares in December 31, 2008	161	142
Additional paid-in capital	9,839	9,858
Accumulated other comprehensive income	29,898	31,945
Accumulated losses	(1,298,479)	(255,190)

Total stockholders’ deficit of Business Development Solutions, Inc.	(1,258,581)	(213,245)
Noncontrolling interest in variable interest entity (Note 2)	2,681,096	-

Total equity (deficit)	1,422,515	(213,245)

Total liabilities and total equity (deficit)	5,479,228	2,137,164

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2009 and 2008

	Three months ended June 30,		Six months ended June 30
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
	US$	US$	US$	US$

Net revenues	145,475	-	149,750	-

Operating expenses
Selling expenses	16,836	-	19,504	-
General and administrative expenses	600,163	17,489	777,234	17,530

Total operating expenses	616,999	17,489	796,738	17,530

Net operating loss	(471,524)	(17,489)	(646,988)	(17,530)
Financial expenses	(11,018)	-	(11,618)	-
Other operating income	451	5	525	5

Loss before income taxes	(482,091)	(17,484)	(658,081)	(17,525)
Income taxes (Note 8)	-	-	-	-

Net loss	(482,091)	(17,484)	(658,081)	(17,525)

Other comprehensive income (loss)
Foreign currency translation adjustment	745	(2)	(2,046)	(4)

Total comprehensive loss	(481,346)	(17,486)	(660,127)	(17,529)

Loss per share (Note 9)
Basic and diluted	(0.03)	(0.00)	(0.04)	(0.00)

Weighted average number of outstanding shares	16,110,150	14,200,000	15,181,458	14,200,000

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2009 and 2008

	Six months ended June 30,
	(Unaudited)
	2009	2008
	US$	US$
Cash flows from operating activities
Net loss	(658,081)	(17,525)
Adjustments to reconcile net loss to net cash flows used in operating activities :-
Depreciation and amortization	136,629	-
Changes in operating assets and liabilities :-
Trade receivables	250,734	-
Other receivables, deposits and prepayment	(671,056)	-
Trade payables	43,320	-
Other payables and accruals	626,786	-

Net cash used in operating activities	(271,668)	(17,525)

Cash flows from investing activities
Payment for acquisition of property and equipment	(460,956)	-
Payment and deposit for acquisition of intangible assets	(27,326)	(1,985,958)
Cash acquired from RTO	256	-
Cash from variable interest entity	318,004	-

Net cash used in investing activities	(170,022)	(1,985,958)

Cash flows from financing activities
Advances from a shareholder	27,456	2,008,649
Interest accrued on note payable to stockholder	2,030	-
Issue of common stock	-	9,000
Proceeds of short-term loan from financial institution	733,150	-

Net cash provided by financing activities	762,636	2,017,649

Effect of exchange rate changes on cash and cash equivalents	(262)	8,885

Net increase in cash and cash equivalents	320,684	23,051

Cash and cash equivalents, beginning of period	27,715	4,664

Cash and cash equivalents, end of period	348,399	27,715

Supplemental cash flow information

Cash paid for income taxes	-	-

Cash paid for interest	-	-

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

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

On March 30, 2009, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with TripMart Holding Limited (“TripMart”), a British Virgin Islands company, and its shareholders, including the Company’s chairman and chief executive officer, Mr. Shu Keung Chui, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of TripMart in exchange for 14,200,000 shares of the Company’s common stock, par value $0.00001 per share, which constituted 88.14% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

The acquisition of TripMart was accounted for as a recapitalization effected by a share exchange, wherein TripMart is considered the acquirer for accounting and financial reporting purposes (the “RTO”). These financial statements, issued under the name of the Company, represent the continuation of the financial statements of TripMart.

As a result of the RTO, the Company now owns all of the issued and outstanding capital stock of TripMart, which in turn owns 100% of the outstanding capital stock of TripMart Corporation Limited (“TripMart HK”), a company incorporated in the Hong Kong Special Administrative Region, which in turn owns 100% of the equity interest in Suzhou EZTripMart Business Services Co., Ltd. (“Suzhou TripMart”), a wholly foreign-owned enterprise established in the People’s Republic of China (the “PRC”). The Company becomes a provider of B2B e-commerce travel services and technology in China, specializing in developing products and services, marketing strategies and business solutions for small and medium sized travel agents.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, advertising and value-added telecommunications businesses in the PRC. Therefore, the Company conducts part of its operations through a series of contractual arrangements between Suzhou TripMart and Shanghai EZTripMart Travel Agency Co., Ltd (“Shanghai TripMart”), the variable interest entity of the Company, or VIE, which holds the licenses and approvals for conducting the travel products and services and value-added telecommunications businesses in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. Details of the VIE arrangement are set forth in Note 2 to the condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

2.	Summary of significant accounting policies

Basis of preparation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. The Company’s consolidated balance sheet as of December 31, 2008 has been taken from the audited consolidated balance sheet of TripMart as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, as amended (“FIN 46R”) and considers Suzhou TripMart be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into among Suzhou TripMart, Shanghai TripMart and the sole shareholder of Shanghai TripMart, Shanghai Junli Air Services Co., Ltd. (“Shanghai Junli”) on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company’s financial statements since March 27, 2009.

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

Suzhou TripMart has also entered into a Proxy Agreement with Shanghai TripMart and Shanghai Junli. Through this control arrangement, the Company has Shanghai Junli’s proxy to vote on matters on which Shanghai Junli is entitled to vote, including election of directors.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

The Company believes that the terms of these agreements are no less favorable than the terms that the Company could obtain from disinterested third parties and the Company’s conduct of business through the Commercial Agreements complies with existing PRC laws, rules and regulations.

The principal terms of these contractual arrangements are described below.

Technical and Management Consulting Services Agreement

Pursuant to a technical and management consulting services agreement dated March 27, 2009 (the “Services Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai TripMart has agreed to engage Suzhou TripMart as Shanghai TripMart’s exclusive provider of certain technical, management consulting and related services.

In consideration for the services, Shanghai TripMart agreed to pay Suzhou TripMart a service fee each calendar quarter, equal to 50% of Shanghai TripMart’s net profit (as defined in the Services Agreement) for the quarter; provided however, that no such service fee is payable until and unless the net profit is first applied to reduce any operating losses of Shanghai TripMart carried over from previous quarters.

Equity Pledge Agreement

Pursuant to an equity pledge agreement dated March 27, 2009 (the “Pledge Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli pledged its equity interests in Shanghai TripMart as a guarantee for Shanghai TripMart’s payment to Suzhou TripMart of services fees due and payable under the Services Agreement, the fulfillment of Shanghai TripMart’s obligations under the IP Assignment and License Agreement and the Option Agreement described below.

Intellectual Property Assignment and License Agreement

Pursuant to an intellectual property assignment and license agreement dated March 27, 2009 (the “IP Assignment and License Agreement”) between Suzhou TripMart and Shanghai TripMart, Suzhou TripMart has assigned to Shanghai TripMart without a grant fee, certain trademarks and domain names relating to the operation of the Company’s websites, as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider, and have granted Shanghai TripMart a license to use Suzhou TripMart’s intellectual property, including the proprietary software supporting the Company’s websites, in exchange for a monthly royalty of the greater of (i) 5% of revenue of Shanghai TripMart or (ii) RMB10,000. Under the IP Assignment and License Agreement, Shanghai TripMart granted back to Suzhou TripMart an exclusive (except as to Shanghai TripMart), royalty-free, transferrable, irrevocable, worldwide license to use the assigned marks in Suzhou TripMart’s business, with the right to sublicense, to the extent not contrary to applicable PRC laws, Shanghai TripMart’s ownership of the assigned marks during the term of the agreement.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

Option Agreement

Pursuant to an option agreement dated March 27, 2009 (the “Option Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli or Shanghai TripMart (as the case may be) granted Suzhou TripMart an exclusive, irrevocable option to purchase all or part of its equity interests in, or all or part of the assets of, Shanghai TripMart, or the Interests, to the extent permitted by the then-effective PRC laws and regulations. The option may be exercised by Suzhou TripMart and/or any other person Suzhou TripMart designates. The Company intends to exercise such option at such time that applicable PRC laws and regulations removes restrictions on foreign ownership of air-ticketing, travel agencies, and value-added telecommunications businesses in China. The Option Agreement will terminate after all the Interests have been effectively transferred to Suzhou TripMart, or by Suzhou TripMart’s election with or without cause upon 30 days’ prior written notice to the other parties.

Proxy Agreement

The Company’s control arrangement with Shanghai TripMart and Shanghai Junli is pursuant to a proxy agreement dated March 27, 2009 (the “Proxy Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli has irrevocably appointed a PRC individual designated by the Company as Shanghai Junli’s proxy and attorney-in-fact, to vote on Shanghai Junli’s behalf on all matters it is entitled to vote on at every stockholders’ meeting, and to exercise Shanghai Junli’s shareholder rights. The proxy is also entitled to elect a majority of Shanghai TripMart’s directors. The term of the Proxy Agreement continues until terminated pursuant to the parties’ mutual agreement or the expiration of the term of commercial arrangement with Shanghai TripMart.

As a result of these contractual arrangements, which enable the Company to substantially control Shanghai TripMart, the Company has consolidated Shanghai TripMart’s historical financial results in these financial statements commencing from the effective dates of the Commercial Agreements as a variable interest entity pursuant to U.S. GAAP. The Company did not recognize any gain or loss on the initial consolidation of Shanghai TripMart. Creditors of Shanghai TripMart do not have recourse to the Company’s general credit.

The following is a summary of certain financial data of Shanghai TripMart :-

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenue	145,475	8,191	251,041	10,390
Net loss	(136,470)	(2,570)	(317,970)	(1,034)

			As of	As of
			June 30,	December 31,
			2009	2008
			US$	US$

Total assets			3,553,789	1,627,103
Total liabilities			1,024,625	1,416,802

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk

During the reporting periods, no customer contributed 10% or more to the Company’s gross revenue from the travel agency provision businesses.

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of the VIE, Shanghai TripMart, as of March 27, 2009.

Revenue recognition

The Company's revenues for the six-month period ended June 30, 2009 are derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$10,256; and (ii) commission from booking air and train tickets of US$112,153; and (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$27,341. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on the Company’s online ticketing platform.

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

Recently issued accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 141 (Revised) “Business Combinations.” SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance becomes effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In April 2009, the FASB issued an FASB Staff Position, or FSP, No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP No. 141R-1. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of the adoption of this FSP on the Company’s financial statements.

In April 2009, the FASB issued three FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSP has no material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” or SFAS No. 166. SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised December 2003), or FIN No. 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167, which amends FIN No. 46(R) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for Securities and Exchange Commission registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management expects the adoption of this standard to have no material impact on the Company’s financial statements.

3.	Other receivables, deposits and prepayments

	June 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$

Other receivables	95,884	567,312
Deposits and prepayment	680,835	-
Amount due from Shanghai Junli	512,770	-
Amount due from the sole stockholder of Shanghai Junli	728,722	-
Advances to staff	4,248	-

	2,022,459	567,312

The amounts due from Shanghai Junli and its sole stockholder are interest-free, unsecured and repayable on demand.

4.	Intangible assets

	June 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$

Costs:
Website cost	84,516	84,625
B2B e-commerce travel services systems	1,482,948	1,457,512

	1,567,464	1,542,137
Accumulated amortization	(104,049)	-

Net book value	1,463,415	1,542,137

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

5.	Property and equipment

		June 30,	December 31,
		2009	2008
		(Unaudited)
		US$	US$
	Costs :-
	Office equipment	185,981	-
	Computer hardware	188,569	-
	Leasehold improvement	18,469	-
	Motor vehicles	252,074	-

		645,093	-
	Accumulated depreciation	(50,582)	-

	Net book value	594,511	-

6.	Other payables and accruals
		June 30,	December 31,
		2009	2008
		(Unaudited)
		US$	US$

	Accrued audit fee	23,469	56,938
	Other payables	290,576	84,626
	Amount due to Shanghai Junli	497,464	71,913
	Amount due to the sole stockholder of Shanghai Junli	90,275	236,855
	Deposits from customers	53,507	-
	Interest payable	8,711	-
	Accrued salaries	101,104	-
	Accrued rental expenses	-	72,182

		1,065,106	522,514

The amounts due to Shanghai Junli and its sole stockholder are interest-free, unsecured and repayable on demand.

7.	Unsecured interest-bearing loan

On June 9, 2009, Shanghai TripMart borrowed a loan of RMB5,000,000 (equivalent to US$732,500) for a month at an interest rate of 19.44% per annum from a financial institution in the PRC. The loan was fully repaid on July 8, 2009.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

8.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

British Virgin Islands

TripMart Holding was incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

TripMart HK is subject to Hong Kong profits tax at the rate of 16.5% . No provision for Hong Kong profits tax has been made as TripMart HK had no taxable income during the reporting periods.

PRC

Suzhou TripMart and Shanghai TripMart are subject to PRC enterprise income tax at the rate of 25%. No provision for PRC enterprise income tax has been made as Suzhou TripMart and Shanghai TripMart had no taxable income during the reporting periods.

9.	Loss per share

The basic and diluted loss per share is calculated using the net loss and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The Company had no dilutive instrument during or as of the end of the reporting periods.

10.	Commitments and contingencies

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected payment as of June 30, 2009 was US$109,875, which will fall due as follows:

Fiscal years ending on December 31,	US$

2009	26,370
2010	52,740
2011	30,765

109,875

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

10.	Commitments and contingencies (continued)

The Company leases office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of June 30, 2009 were US$3,432,863. Rental expenses under these operating leases were US$81,793 and US$134,592 for the three and six months ended June 30, 2009, respectively.

Fiscal year ending on December 31,	US$

2009	168,033
2010	350,871
2011	368,415
2012	386,836
2013	406,178
After 2013	1,752,530

3,432,863

11.	Related party transactions

(a)

Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,033,625 as of June 30, 2009 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand loan.

(b)

Prior to November 2004, Bestway Coach Express, Inc., or Bestway, was the Company’s then controlling stockholder. On November 19, 2004, Mr. Chui acquired all of the outstanding capital stock held by Bestway. In connection with that acquisition transaction, Mr. Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of US$101,500 dated April 23, 2002 made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, the effective date of the acquisition transaction, no principal payments had been made under the note. During the six-month period ended June 30, 2009, the Company accrued interest of US$2,030 to Mr. Chui. The balance of the note payable to Mr. Chui at June 30, 2009, including accrued interest, was US$159,908.

(c)

Apart from the information disclosed in Notes 11(a) and (b) above and balances with Shanghai Junli and its sole stockholder (Notes 3 and 6), the Company had no other material transactions with its related parties during the six-month periods ended June 30, 2009 and 2008.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

12.	Segment information

The Company uses the "management approach" in determining reporting operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company operates in one segment and in the PRC only. It has one reported segment as defined in SFAS 131 "Disclosures about Segments of an Enterprise and Related Information".

The Company’s long-lived assets are all located in the PRC.

13.	Subsequent events

Acquisition of software

As of August 1, 2009, the Company completed an acquisition of certain software of Shanghai Junli supporting the website operated for Shanghai Junli’s business and the related hardware equipment for a total of RMB6.41 million (equivalent to US$939,096). The acquisition price was based on fair value of the acquired assets appraised by a registered third party appraiser.

Management Consulting Services Agreement

On August 1, 2009, Suzhou TripMart entered into a management consulting services agreement (the “MCSA”) with Shanghai Junli. Shanghai Junli has agreed to engage Suzhou TripMart as Shanghai Junli’s exclusive provider (except as to any affiliate of Suzhou TripMart) of certain management consulting and related services. The MCSA also provides that (i) Suzhou TripMart will share with Shanghai Junli the Company’s resources for marketing of Shanghai Junli’s products and services; and (ii) from time to time and at the request of Shanghai Junli, Suzhou TripMart may in its sole discretion make advances to Shanghai Junli to fund working capital or acquisitions of operating assets, or for any other purpose acceptable to Suzhou TripMart, in which case Suzhou TripMart may request Shanghai Junli to provide security in form and substance satisfactory to Suzhou TripMart.

In consideration for the Company’s services, Shanghai Junli agreed to pay the Company a service fee on a semi-monthly basis at such monthly rate as the parties shall from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume.

The MCSA will be in force until terminated (i) by agreement of the parties, (ii) by Suzhou TripMart or Shanghai Junli if the other party commits a material breach of its obligations under the MCSA and fails to cure within the cure period, (iii) automatically upon the bankruptcy of Suzhou TripMart or Shanghai Junli, (iv) by Suzhou TripMart or Shanghai Junli if the business license or any other license or approval material for the business operations of Suzhou TripMart or Shanghai Junli is terminated, cancelled or revoked, or (v) by Suzhou TripMart upon 30 days’ notice to Shanghai Junli.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the quarterly period ended June 30, 2009 (Unaudited)

13.	Subsequent events (continued)

Technical Services Agreement

On August 1, 2009, Shanghai TripMart entered into a technical services agreement (the “TSA”) with Shanghai Junli. Shanghai Junli engages, among other things, in the business of international and domestic airline ticket sales and domestic cargo agency, and holds tier-one and tier-two air transport sales agency licenses issued by the China Air Transport Association. Both MCSA and TSA are effective as of August 1, 2009. Shanghai Junli has agreed to engage Shanghai TripMart as Shanghai Junli’s exclusive provider (except as to any affiliate of Shanghai TripMart) of certain technical and related services, including technical services in respect of information technology aspects of Shanghai Junli’s business, and operation, testing, and provision of content for the website operated for Shanghai Junli’s business. Shanghai TripMart will direct and relay to Shanghai Junli for processing any and all air-ticketing orders received from and generated by the website operated for Shanghai Junli’s business on a real-time basis. All such Internet orders and revenue generated from such website will belong to Shanghai Junli. The TSA also provides that from time to time and at the request of Shanghai Junli, Shanghai TripMart may in its sole discretion make advances to Shanghai Junli to fund working capital or acquisitions of operating assets, or for any other purpose acceptable to Suzhou TripMart.

In consideration for the Company’s services, Shanghai Junli agreed to pay the Company a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at such per ticket (both domestic and international) rate(s) as the parties shall from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume.

The TSA will be in force until terminated (i) by agreement of the parties, (ii) by Shanghai TripMart or Shanghai Junli if the other party commits a material breach of its obligations under the TSA and fails to cure within the cure period, (iii) automatically upon the bankruptcy of Shanghai TripMart or Shanghai Junli, (iv) by Shanghai TripMart or Shanghai Junli if the business license or any other license or approval material for the business operations of Shanghai TripMart or Shanghai Junli is terminated, cancelled or revoked, or (v) by Shanghai TripMart upon 30 days’ notice to Shanghai Junli.

Amended and Restated Intellectual Property Assignment and License Agreement

In connection with the agreements described above, on August 1, 2009, Suzhou TripMart, Shanghai TripMart and Shanghai Junli amended and restated the IP Assignment and License Agreement, which was described in Note 1 above, as amended, to include software, trademarks, and domain names owned by Suzhou TripMart that will be used by Shanghai TripMart to provide services to Shanghai Junli under the TSA.

Adoption of the 2009 Equity Incentive Plan

The Company’s board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010. The Company has reserved an aggregate of 4,000,000 shares of the Company’s common stock for issuance under the 2009 Plan. No award has been granted.

Apart from the aforementioned, the Company has evaluated all other subsequent events through August 14, 2009, the date these condensed consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that required recognition or disclosure in the financial statements.

Business Development Solutions, Inc.

Pro Forma Condensed
Combined Financial Information
(Unaudited)

Business Development Solutions, Inc.

Index to Pro Forma Condensed Combined Financial Information

Page
Introduction to Pro Forma Condensed Combined Financial Information	F-20
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss	F-21 – F-22
Pro Forma Condensed Combined Statements of Cash Flows	F-23 – F-24

Business Development Solutions, Inc.
Pro Forma Condensed Combined Financial Information
For the Six Months Ended June 30, 2009
(Unaudited)

The following pro forma condensed combined financial information is presented to illustrate the estimated effects of the acquisition (the “Exchange Transaction”) of TripMart Holding Limited (“TripMart”) by Business Development Solutions, Inc. (the “Company”) on the Company’s results of operations and cash flows.

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

We have derived our historical financial data for the six months ended June 30, 2009 and 2008 from our unaudited financial statements and quarterly report previously filed with the Securities and Exchange Commission respectively. We have derived the historical financial data of TripMart and Shanghai TripMart for each of the six months ended June 30, 2009 and 2008 from their respective unaudited financial statements.

The information presented in the pro forma combined statements does not purport to represent what the Company’s results of operations and cash flows would have been had the Exchange Transaction and the VIE Arrangement occurred as of the date indicated, nor is it indicative of our future results of operations and cash flows for any period. You should not rely on this information as being indicative of the forecast and historical results that would have been achieved had the companies always been combined or the future results that the combined companies will experience after the Exchange Transaction and the VIE Arrangement.

These pro forma condensed combined financial statements are unaudited and should be read in conjunction with the historical financial statements and related notes of the Company, TripMart and Shanghai TripMart.

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2009
(Unaudited)

	Six months ended June 30, 2009				Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$

Revenues	-	-	251,041	-	251,041
Operating expenses
Selling expenses	-	-	30,985	-	30,985
General and administrative expenses	126,662	424,962	530,541	-	1,082,165
Total operating expense	126,662	424,962	561,526	-	1,113,150
Net operating loss	(126,662)	(424,962)	(310,485)	-	(862,109)
Finance costs	(4,060)	(279)	(8,710)	-	(13,049)
Other operating income	-	85	1,225	-	1,310
Loss before income taxes	(130,722)	(425,156)	(317,970)	-	(873,848)
Income taxes	-	-	-	-	-
Net loss	(130,722)	(425,156)	(317,970)	-	(873,848)
Other comprehensive (loss) income
Foreign currency translation adjustment	-	(2,148)	1,631	-	(517)
Total comprehensive loss	(130,722)	(427,304)	(316,339)	-	(874,365)

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2008
(Unaudited)

	Six months ended June 30, 2008				Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$

Revenues	-	-	10,390	-	10,390
Operating expenses
Selling expenses	-	-	1,174	-	1,174
General and administrative expenses	22,382	17,530	10,325	-	50,237
Total operating expense	22,382	17,530	11,499	-	51,411
Net operating loss	(22,382)	(17,530)	(1,109)	-	(41,021)
Finance costs	(4,060)	-	-	-	(4,060)
Other operating income	-	5	587	-	592
Loss before income taxes	(26,442)	(17,525)	(522)	-	(44,489)
Income taxes	-	-	(512)	-	(512)
Net loss	(26,442)	(17,525)	(1,034)	-	(45,001)
Other comprehensive loss
Foreign currency translation adjustment	-	(4)	(19,839)	-	(19,843)
Total comprehensive loss	(26,442)	(17,529)	(20,873)	-	(64,844)

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Cash Flows
For the Six Months Ended June 30, 2009
(Unaudited)

	Six months ended June 30, 2009					Pro Forma
	The		Shanghai	Pro Forma		Combined
	Company	TripMart	TripMart	Adjustments		Total
	US$	US$	US$	US$		US$
Cash flows from operating activities
Net loss	(130,722)	(425,156)	(317,970)	-		(873,848)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	-	112,327	32,222	-		144,549
Gain on disposal of property and equipment	-	-	(542)	-		(542)
Change in operating assets and liabilities
Trade receivables	-	-	82,806	-		82,806
Other receivables and prepayments	-	1,827	(1,042,825)	442,848		(598,150)
Trade payables	-	-	34,447	-		34,447
Other payables and accruals	97,164	553,230	(1,771,204)	(442,848)	Note	(1,563,658)

Net cash (used in) provided by operating activities	(33,558)	242,228	(2,983,066)	-		(2,774,396)

Cash flows from investing activities
Payments to acquire property and equipment	-	(234,453)	(230,424)	-		(464,877)
Payments to acquire intangible assets	-	(27,326)	-	-		(27,326)
Sales proceeds from property and equipment	-	-	13,544	-		13,544

Net cash used in investing activities	-	(261,779)	(216,880)	-		(478,659)

Cash flows from financing activities
Issue of capital	-	-	2,637,000	-		2,637,000
Advance from a stockholder	29,754	6,451	-	-		36,205
Interest accrued on note payable to stockholder	4,060	-	-	-		4,060
Proceeds of loan from a financial institution	-	-	733,150	-		733,150

Net cash provided by financing activities	33,814	6,451	3,370,150	-		3,410,415

Effect of foreign currency translation on cash and cash equivalents	-	(29)	(236)	-		(265)

Net increase (decrease) in cash and cash equivalents	256	(13,129)	169,968	-		157,095

Cash and cash equivalents, beginning of period	-	27,715	163,589	-		191,304

Cash and cash equivalents, end of period	256	14,586	333,557	-		348,399

Supplemental cash flow information

Cash paid for income taxes	-	-	-	-		-

Cash paid for interest	-	-	-	-		-

Note : To eliminate the inter-company accounts between TripMart and Shanghai TripMart.

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Cash Flows
For the Six Months Ended June 30, 2008
(Unaudited)

	Six months ended June 30, 2008				Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$
Cash flows from operating activities
Net loss	(26,442)	(17,525)	(1,034)	-	(45,001)
Change in operating assets and liabilities
Trade receivables	-	-	(9,245)	-	(9,245)
Other receivables and prepayments	1,821	-	(99,904)	-	(98,083)
Trade payables	-	-	12,634	-	12,634
Other payables and accruals	-	-	(128,653)	-	(128,653)

Net cash used in operating activities	(24,621)	(17,525)	(226,202)	-	(268,348)

Cash flows from investing activities
Payment and deposit for acquisition of intangible assets	-	(1,985,958)	-	-	(1,985,958)

Net cash used in investing activities	-	(1,985,958)	-	-	(1,985,958)

Cash flows from financing activities
Advance from a stockholder	20,561	2,008,649	-	-	2,029,210
Interest accrued on note payable to stockholder	4,060	-	-	-	4,060
Issue of common stock	-	9,000	-	-	9,000

Net cash provided by financing activities	24,621	2,017,649	-	-	2,042,270

Effect of foreign currency translation on cash and cash equivalents	-	8,885	12,005	-	20,890

Net increase (decrease) in cash and cash equivalents	-	23,051	(214,197)	-	(191,146)

Cash and cash equivalents, beginning of period	-	4,664	295,934	-	300,598

Cash and cash equivalents, end of period	-	27,715	81,737	-	109,452

Supplemental cash flow information

Cash paid for income taxes	-	-	-	-	-

Cash paid for interest	-	-	-	-	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the travel industry could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; the loss of key members of our senior management; or any of the factors and risks mentioned in the “Risk Factors” sections of our Current Report on Form 8-K filed on March 30, 2009 with the Securities and Exchange Commission, or SEC, and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Company,” “we,” “us,” “our,” “Business Development Solutions” and “BDS” are to the combined business of Business Development Solutions, Inc., and its wholly owned subsidiary, TripMart Holding Limited, a BVI company, or TripMart, TripMart’s wholly owned subsidiary, TripMart Corporation Limited, a Hong Kong company, or TripMart HK, and TripMart HK’s wholly owned PRC subsidiary, Suzhou EZTripMart Business Services Co., Ltd., or Suzhou TripMart, and, in the context of describing our operations and consolidated financial information, also include our variable interest entity, or VIE, Shanghai EZTripMart Travel Agency Co., Ltd., or Shanghai TripMart (in which we have no ownership interest); (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “BVI” are to the British Virgin Islands; and (vii) “China” and “PRC” are to the People’s Republic of China.

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

Currently PRC law imposes substantial restrictions on foreign ownership of the air-ticketing, travel agency, and value-added telecommunications business in the PRC. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE that holds the licenses and approval for conducting travel products and services and value-added telecommunications business in China. For further information regarding the agreements and arrangements among us, Suzhou TripMart, Shanghai TripMart and Shanghai TripMart’s parent company, Shanghai Junli Air Service Co., Ltd., or Shanghai Junli, see our Current Report on Form 8-K filed on March 30, 2009.

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

Recent Developments

We officially launched our international air ticket marketplace in March 2009, significantly expanding the functionality of our online B2B travel agency marketplace which enables users to browse both domestic and international real-time air ticket inventory and commission schedules based on multi-segment routing. Since the launch of the international air ticket marketplace, our user base has steadily grown at an average monthly rate of 20%. We also entered into a commercial arrangement with Alipay.com Co., Ltd., or AliPay, China’s leading online payment service by both number of users and total transaction volume, to provide users of our B2B travel agency marketplace an additional trusted platform for transaction settlement.

Leveraging our technological strengths and advantages, we continue to strengthen our cooperative relationship with top air ticketing agencies in major Chinese gateway cities, including Shanghai Junli, a prominent air ticketing agency in Shanghai and China nationwide in terms of air ticketing volume and the sole shareholder of Shanghai TripMart.

As part of such cooperative relationships, Shanghai Junli has agreed to outsource its key IT functionalities to us. In connection with this business arrangement, as of August 1, 2009, we completed the transfer of certain key IT personnel from Shanghai Junli and an acquisition of certain software of Shanghai Junli supporting the website operated for Shanghai Junli’s business and the related hardware equipment based on fair value of the acquired assets appraised by a qualified third party appraiser. On August 1, 2009, we entered into a management consulting services agreement and a technical services agreement with Shanghai Junli. Under these agreements, Suzhou TripMart and Shanghai TripMart will provide certain management consulting and technical services, respectively, to Shanghai Junli, in the case of Suzhou TripMart, for a fixed monthly fee based on the agreement between Suzhou TripMart and Shanghai Junli and, in the case of Shanghai TripMart, for a services fee based on Shanghai Junli’s air ticketing volume, which fees are expected to significantly contribute to our revenues in the near-term. On the same day, we also entered into an amended and restated intellectual property assignment and license agreement with TripMart to include the software, trademarks, and domain names owned by Suzhou TripMart that will be used by TripMart to provide services to Shanghai Junli.

As of August 1, 2009, among the boards of directors of Suzhou TripMart, Shanghai TripMart and Junli, all of which comprise three directors, one director of Suzhou TripMart also serves on the board of director of Shanghai TripMart, and two directors of Shanghai TripMart also serve on the board of director of Junli. We believe that the terms of these agreements are no less or more favorable than the terms that we could obtain from disinterested third parties.

For a description of these agreements, see our Current Report on Form 8-K filed on August 4, 2009.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2009, which resulted in continued growth in our revenues. Following are some financial highlights for the second quarter of 2009.

  Net Revenues: Our revenues were approximately $145,475 and $149,750 for the three months and six months ended June 30, 2009, respectively, an increase from $0 and $0 from the same periods in 2008, respectively.

  Net Loss: Net loss was approximately $482,091 and $658,081 for the three months and six months ended June 30, 2009, respectively, as compared to net loss of $17,484 and $17,525 from the same periods in 2008, respectively.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.03 and $0.04 for three months and six months ended June 30, 2009, respectively, as compared to $0.00 and $0.00 for the same periods in 2008, respectively.

Principal Factors Affecting our Financial Performance

Global and Chinese Economic Environment and Demand for Travel Services

We expect that our financial results will continue to be affected by the overall growth rate of the economy and demand for travel services in China and the rest of the world. According to a 2007 report published by the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB30 trillion (approximately US$4.4 trillion) in 2008, representing a compound annual growth rate of approximately 10%. This growth led to a significant increase in the demand for travel services, and according to an estimate published by the National Bureau of Statistics of China, China National Tourism Administration, or CNTA, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB1.14 trillion (US$167 billion) in 2007, representing a compound annual growth of 27%.

However, while we expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, the current global financial crisis and economic slow-down could have a material and adverse effect on the travel industry in China, which in turn would cause a negative effect on our business. The recent global credit crunch has begun to affect China. According to data published by CNTA, the number of inbound tourists in China decreased by approximately 6.8% in 2008 as compared to 2007, while domestic and outbound tourism remained reasonably strong due to the strength of the Chinese economy and its currency. The domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We expect that in the current economic environment, our operating results will increasingly depend on how well we capitalize on the efficiency of our online platforms and the quality of our services.

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

China

Before the implementation of the New Enterprise Income Tax Law, or New EIT Law, described below, Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. We plan to apply for High- and New-Technology Enterprise designation for Suzhou TripMart. However, there can be no assurance that Suzhou TripMart will qualify as a High- and New-Technology Enterprise.

In addition to the new unified EIT rate, the New EIT Law and its Implementing Rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Suzhou TripMart is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to a company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TripMart by Suzhou TripMart, but this treatment will depend on our status as a non-resident enterprise.

Substantially all of our income may be derived from consulting and other fees paid to us by Shanghai TripMart, our VIE, and from dividends distributed to us by Suzhou TripMart, our PRC subsidiary. The consulting and other fees paid to us by Shanghai TripMart are subject to business tax and related surcharges at the applicable rate of 5.5%.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax on non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Although we are a non-Chinese group controlled offshore entity, we may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax (under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, dividends from our PRC subsidiary paid to us through our Hong Kong subsidiary will be subject to a withholding tax at a rate of 5%), as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth key components of our results of operations and the respective percentage changes from period-to-period.

(All amounts in U.S. dollars)

					Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30, 2009	June 30, 2009
	2009	2008	2009	2008	vs. June 30, 2008	vs. June 30, 2008
Net Revenues	$145,475	$0	$149,750	$0	N/A	N/A
Selling Expenses	16,836	0	19,504	0	N/A	N/A
General and Administrative Expenses	600,163	17,489	777,234	17,530	3332%	4334%
Operating Loss	(471,524)	(17,489)	(646,988)	(17,530)	2596%	3591%
Financial Expenses	(11,018)	0	(11,618)	0	N/A	N/A
Other Income, net	451	5	525	5	8920%	10400%
Operating Loss Before Income Taxes	(482,091)	(17,484)	(658,081)	(17,525)	2657%	3655%
Income Taxes	0	0	0	0	N/A	N/A
Net Loss	$(482,091)	$(17,484)	$(658,081)	$(17,525)	2657%	3655%

Net Revenues. The increase in net revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations. We earned revenues substantially through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the business travel management, travel products and services and online travel agency marketplace business conducted by Shanghai TripMart. We will earn additional consulting revenues in the future quarters of 2009 from the management consulting services agreement and the technical services agreement we entered into on August 1, 2009 with Shanghai Junli. With the official launch of our e-commerce travel agency marketplace in March 2009, we expect to continue to grow our business and offer more new products and services.

Selling Expenses. The increase in our selling expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations. Our selling expenses consist mainly of advertising, marketing and promotional expenses.

General and Administrative Expenses. The increase in our general and administrative expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increased legal and professional fees.

Financial Expenses. The increase in our financial expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations. Our financial expenses consist mainly of interest on short-term working capital loans and a promissory note to a shareholder.

Other Income (Net). The increase in our other income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations. Other income consists primarily of interest income earned on our bank cash balances.

Loss Before Income Taxes. The increase in loss before income taxes for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to the significant increase in our operating expenses discussed above as a result of our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations. In light of the weakened economic conditions and the expanded operations scale, we have implemented cost effective measures to maximize our benefits from general and administrative expenses that we incur.

Income Taxes. We incurred no income tax expenses in the three months and six months ended June 30, 2009 as a result of our operating losses due to the significant increase in operating expenses discussed above, representing no change in the same period of last year.

Net Loss. The increase in net loss for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is primarily due to the significant increase in our operating expenses as discussed above as a result of our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $348,399. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(271,668)	$(17,525)
Net cash used in investing activities	(170,022)	(1,985,958)
Net cash provided by financing activities	762,636	2,017,649
Effect of foreign currency translation in cash and cash equivalents	(262)	8,885
Net cash inflows	$320,684	$23,051

Operating Activities

Net cash used in operating activities was $271,668 in the six months ended June 30, 2009, compared to $17,525 in the same period of last year. The increase is primarily a result of our VIE arrangement with Shanghai TripMart on March 27, 2009, before which we were a shell company and had no operations.

Investing Activities

Our net cash used in investing activities in the six months ended June 30, 2009 was $170,022, compared to $1,985,958 in the same period of last year. This decrease was primarily due to the significant capital expenditure needs during the six months ended June 30, 2008 which we did not experience in the six months ended June 30, 2009. Our cash used in investing activities primarily consisted of payments related to the development of our key IT technology, the acquisition of office furniture and equipment and intangible assets in connection with our expansion into additional office space, and other operational needs.

Financing Activities

Net cash flow provided by financing activities was $762,636 in the six months ended June 30, 2009, a decrease of $1,255,013 from $2,017,649 in the same period of last year. This decrease was primarily due to the additional funds required from a stockholder to meet the significant capital expenditure needs during the six months ended June 30, 2008 which we did not experience in the six months ended June 30, 2009. Of our cash provided by financial activities, $733,150 was provided by a short-term unsecured loan from a financial institution, which was fully repaid on July 8, 2009.

Prior to November 2004, Bestway Coach Express, Inc., or Bestway, was the Company’s then controlling stockholder. On November 19, 2004, Mr. Shu Keung Chui, our controlling stockholder and Chief Executive Officer, acquired all of the Company’s then outstanding capital stock held by Bestway. In connection with that acquisition transaction, Mr. Chui took assignment of all of Bestway’s right, title and interest under a promissory note in the principal amount of $101,500 dated April 23, 2002 made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, the effective date of the acquisition transaction, no principal payments had been made under the note. During the six-month period ended June 30, 2009, we accrued interest of US$2,030 to Mr. Chui. As of June 30, 2009, the outstanding balance of the note payable to Mr. Chui, including accrued interest, was $159,908.

Capital Expenditures

Our capital expenditures were $488,282 and $1,985,958 for the six months ended June 30, 2009 and 2008, respectively. Our capital expenditures were mainly used to develop key IT technology and acquire office equipment and furniture and intangible assets in connection with our expansion of operations.

Mr. Chui from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. As of June 30, 2009, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $2,033,625 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand loan.

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

Obligations Under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,392) per month until July, 2011.

We lease office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of June 30, 2009 were $3,432,863. Rental expenses under these operating leases were $134,592 for the six months ended June 30, 2009.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

  Property and equipment, net. Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal depreciation rates are: office and computer equipment – 20% to 33⅓%; motor vehicles –25%; leasehold improvements – over the term of the lease.

  Revenue recognition. Our revenues are derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages; (ii) commission from booking air and train tickets; and (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on our online travel agency marketplace. We recognize such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on our online ticketing platform.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%, except as to development projects in progress.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141 (Revised) “Business Combinations.” SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance becomes effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on our financial statements.

In April 2009, the FASB issued an FASB Staff Position, or FSP, No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” or FSP No. 141R-1. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of the adoption of this FSP on the Company’s financial statements.

In April 2009, the FASB issued three FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSP has no material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” or SFAS No. 166. SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised December 2003), or FIN No. 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” or SFAS No. 167, which amends FIN No. 46(R) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management expects the adoption of this standard to have no material impact on the Company’s financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Mr. Sam Yuen Yee Lau, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Mr. Chui and Mr. Lau concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

For risk factors relating to our business, see the “Risk Factors” section of our Current Report on Form 8-K filed on March 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Our board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan, or the 2009 Plan. The purposes of the 2009 Plan are:

  To promote the long-term growth and profitability of the Company and its affiliates;

  To attract and retain talented employees;

  To further align employee and stockholder interests;

  To continue to closely link employee compensation with Company performance, and

  To maintain a culture of ownership.

The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010.

We have reserved an aggregate of 4,000,000 shares of our common stock for issuance under the 2009 Plan. No award has been granted.

The following is a brief description of the material terms of the 2009 Plan:

  The term of the 2009 Plan is August 14, 2009 to August 14, 2019.

  The 2009 Plan permits grant of awards to employees, directors and consultants of the Company or of any of our related entities, which include our subsidiaries or any entities which are not subsidiaries but any entity in which we have a direct or indirect significant interest.

  The 2009 Plan is administered by our board of directors or any of its committees, or the administrator, which may delegate to an executive officer or officers the authority to grant awards under the 2009 Plan to employees who are not officers or directors, and to consultants or advisors, in accordance with such guidelines as the administrator shall set forth at any time or from time to time.

  The 2009 Plan permits the grant of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and stock grants to all employees, officers, directors and consultants of the Company and its subsidiaries or affiliates.

  The 2009 Plan prohibits the granting of stock option or stock appreciation rights at a price below fair market value on the date of grant.

  The 2009 Plan provides that the administrator will determine the type of the award, the fair market value of our stock pertaining to the award, and the terms and conditions of an award, including the contingency upon continued employment with the Company, the passage of time, or such performance or vesting criteria as it deems appropriate.

  The outstanding options will terminate and accelerate upon occurrence of a change of control corporate transaction where the successor entity does not assume or substitute our outstanding options under the plan. In such event, each outstanding option will become fully vested and immediately exercisable, and the transfer restrictions on the awards will be released and forfeiture rights will terminate immediately before the date of the change of control transaction, provided that the grantee’s continuous service with us has not been terminated before that date.

  The 2009 Plan prohibits the repricing of the exercise price of a stock option or stock appreciation right without stockholder approval, or canceling and regranting such option or stock appreciation right with an exercise price that is less than the original exercise price of such option or stock appreciation right without stockholder approval.

A copy of the 2009 Plan is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	2009 Equity Incentive Plan
10.2	Form of Stock Option Agreement
10.3	Form of Stock Appreciation Rights Agreement
10.4	Form of Restricted Stock Award Agreement
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	BUSINESS DEVELOPMENT SOLUTIONS, INC.

	By:	/s/ Shu Keung Chui
Shu Keung Chui, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Sam Yuen Yee Lau
Sam Yuen Yee Lau, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2009 Equity Incentive Plan
10.2	Form of Stock Option Agreement
10.3	Form of Stock Appreciation Rights Agreement
10.4	Form of Restricted Stock Award Agreement
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.