Form 10-Q
period 2009-09-30
Business Development Solutions, Inc.
filed 2009-11-16
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
15/F, 200 Taicang Rd., Shanghai, 200020
People’s Republic of China
(Address of principal executive offices, Zip Code)

+86-21-6328-4904
(Registrant’s telephone number, including area code)

20/F, 200 Taicang Rd., Shanghai, 200020
People’s Republic of China
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 16, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	16,110,150

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Quarterly Report on FORM 10-Q
Three and Nine Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Filed herewith are:

Pages

(1)	Condensed consolidated financial statements of Business Development Solutions, Inc., its subsidiaries and Shanghai EZTripMart Travel Agency Co., Ltd., our variable interest entity, for the quarterly periods ended September 30, 2009 and 2008; and	2 – 19

(2)	Pro forma condensed combined financial information of Business Development Solutions, Inc., its subsidiaries and Shanghai EZTripMart Travel Agency Co., Ltd., our variable interest entity, for the nine months ended September 30, 2009 and 2008.	20 – 26

Business Development Solutions, Inc.

Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended
September 30, 2009 and 2008
(Stated in US dollars)

Business Development Solutions, Inc
Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements for the periods ended September 30, 2009 and 2008 (Unaudited)	7 – 19

Business Development Solutions, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS	US$	US$

Current assets
Cash and cash equivalents	100,905	27,715
Trade receivables	1,318,612	-
Other receivables, deposits and prepayment (Note 3)	874,803	567,312

Total current assets	2,294,320	595,027
Intangible assets, net (Note 4)	2,250,556	1,542,137
Property and equipment, net (Note 5)	565,339	-

Total assets	5,110,215	2,137,164

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Trade payables	56,940	-
Other payables and accruals (Note 6)	1,491,186	522,514
Amount due to the stockholder (Note 10(a))	2,061,102	1,827,895
Note payable to stockholder (with accrued interest) (Note 10(b))	161,938	-

Total liabilities	3,771,166	2,350,409

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares in 2009 and 2008,
issued and outstanding 16,110,150 shares in 2009
and 14,200,000 shares in 2008	161	142
Additional paid-in capital	9,839	9,858
Accumulated other comprehensive income	35,331	31,945
Accumulated deficit	(1,387,378)	(255,190)

Total stockholders’ deficit of Business Development Solutions, Inc.	(1,342,047)	(213,245)
Non-controlling interest in variable interest entity (Note 2)	2,681,096	-

Total equity (deficit)	1,339,049	(213,245)

Total liabilities and stockholders’ equity	5,110,215	2,137,164

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$

Revenue	801,925	-	951,675	-

Operating expenses
Selling expenses	24,447	-	43,951	-
General and administrative expenses	861,249	124,307	1,638,483	141,837

Total operating expenses	885,696	124,307	1,682,434	141,837

Net operating loss	(83,771)	(124,307)	(730,759)	(141,837)
Financial expenses	(5,512)	-	(17,130)	-
Other operating income	384	-	909	5

Loss before income taxes	(88,899)	(124,307)	(746,980)	(141,832)
Income taxes (Note 7)	-	-	-	-

Net loss	(88,899)	(124,307)	(746,980)	(141,832)

Other comprehensive income
Foreign currency translation adjustment	5,433	35,405	3,386	35,401

Total comprehensive loss	(83,466)	(88,902)	(743,594)	(106,431)

Loss per share (Note 8)
Basic and diluted	(0.01)	(0.01)	(0.05)	(0.01)

Weighted average number of outstanding shares	16,110,150	14,200,000	15,494,424	14,200,000

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2009 and 2008

	Nine months ended September 30,
	(Unaudited)
	2009	2008
	US$	US$
Cash flows from operating activities
Net loss	(746,980)	(141,832)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities :-
Depreciation and amortization	284,860	-
Changes in operating assets and liabilities :-
Trade receivables	(15,836)	-
Other receivables, deposits and prepayment	(199,196)	124,288
Trade payables	34,603	-
Other payables and accruals	788,938	-

Net cash provided by (used in) operating activities	146,389	(17,544)

Cash flows from investing activities
Payment for acquisition of property and equipment	(423,379)	-
Payment and deposit for acquisition of intangible assets	(27,326)	(1,985,958)
Cash acquired from RTO	256	-
Cash from variable interest entity	318,004	-

Net cash used in investing activities	(132,445)	(1,985,958)

Cash flows from financing activities
Advance from a shareholder	54,937	2,008,649
Interest accrued on note payable to stockholder	4,060	-
Proceeds of short-term loan from financial institution	733,150	-
Repayment of short-term loan from financial institution	(733,150)	-
Issue of common stock	-	9,000

Net cash provided by financing activities	58,997	2,017,649

Effect of exchange rate changes on cash and cash equivalents	249	8,968

Net increase in cash and cash equivalents	73,190	23,115

Cash and cash equivalents, beginning of period	27,715	4,664

Cash and cash equivalents, end of period	100,905	27,779

Supplemental cash flow information

Cash paid for income taxes	-	-

Cash paid for interest	-	-

Non-cash transaction
Issue of 14,200,000 shares of common stock for RTO	142	-

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

1.	Corporate information

Business Development Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 28, 1987. On November 28, 2002, the Company effected its re-incorporation as a Delaware corporation by merging with its then wholly-owned subsidiary.

Before the share exchange transaction as detailed below, the Company engaged in no business operations other than the acquisition of capital for general and administrative expenses.

On March 30, 2009, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with TripMart Holding Limited (“TripMart”), a British Virgin Islands company, and its shareholders, including the Company’s chairman and chief executive officer, Mr. Shu Keung Chui, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of TripMart in exchange for 14,200,000 shares of the Company’s common stock, par value $0.00001, which constituted 88.14% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

The acquisition of TripMart was accounted for as a recapitalization effected by a share exchange, wherein TripMart is considered the acquirer for accounting and financial reporting purposes (the “RTO”). The Company’s assets and liabilities have been brought forward at their book value and no goodwill has been recognized. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of TripMart.

As a result of the RTO, the Company now owns all of the issued and outstanding capital stock of TripMart, which in turn owns 100% of the outstanding capital stock of TripMart Corporation Limited (“TripMart HK”), a company incorporated in the Hong Kong Special Administrative Region, which in turn owns 100% of the equity interest in Suzhou EZTripMart Business Services Co., Ltd. (“Suzhou TripMart”), a wholly foreign-owned enterprise established in the People’s Republic of China (the “PRC”). As a result of the RTO, the Company became a provider of e-commerce travel services and technology in China, specializing in developing products and services, marketing strategies and business solutions for small and medium sized travel agents, and providing other travel related products and services.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, and value-added telecommunications businesses in the PRC. Therefore, the Company conducts part of its operations through a series of contractual arrangements between Suzhou TripMart and Shanghai EZTripMart Travel Agency Co., Ltd (“Shanghai TripMart”), the variable interest entity (“VIE”) of the Company, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. Details of the VIE arrangement are set forth in note 2 to the condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

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

The Company adopted ASC 810, formerly Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, as amended, and considers Suzhou TripMart to be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into between Suzhou TripMart, Shanghai TripMart and the sole shareholder of Shanghai TripMart, Shanghai Junli Air Services Co., Ltd. (“Shanghai Junli”) on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company’s financial statements since March 27, 2009.

Variable interest entities

Suzhou TripMart entered into a Technical and Management Consulting Services Agreement, an Equity Pledge Agreement, an Intellectual Property Assignment and License Agreement (as amended and restated on August 1, 2009) and an Option Agreement with Shanghai TripMart and Shanghai Junli (collectively referred to herein as the “Commercial Agreements”), through which Suzhou TripMart conducts part of its businesses and has the exclusive right to acquire all the equity of Shanghai TripMart if and when permitted by PRC regulations.

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

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

Equity Pledge Agreement

Pursuant to an equity pledge agreement dated March 27, 2009 (the “Pledge Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli pledged its equity interests in Shanghai TripMart as a guarantee for Shanghai TripMart’s payment to Suzhou TripMart of service fees due and payable under the Services Agreement, the fulfillment of Shanghai TripMart’s obligations under the IP Assignment and License Agreement and the Option Agreement described below.

Intellectual Property Assignment and License Agreement

Pursuant to an intellectual property assignment and license agreement dated March 27, 2009 (as amended and restated on August 1, 2009, the “IP Assignment and License Agreement”) between Suzhou TripMart and Shanghai TripMart, Suzhou TripMart has assigned to Shanghai TripMart without a grant fee certain trademarks and domain names relating to the operation of the Company’s websites, as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider, and have granted Shanghai TripMart a license to use Suzhou TripMart’s intellectual property, including the proprietary software supporting the Company’s websites, in exchange for a monthly royalty of the greater of (i) 5% of revenue of Shanghai TripMart or (ii) RMB10,000. Under the IP Assignment and License Agreement, Shanghai TripMart granted back to Suzhou TripMart an exclusive (except as to Shanghai TripMart), royalty-free, transferrable, irrevocable, worldwide license to use the assigned marks in Suzhou TripMart’s business, with the right to sublicense, to the extent not contrary to applicable PRC laws, Shanghai TripMart’s ownership of the assigned marks during the term of the agreement.

Option Agreement

Pursuant to an option agreement dated March 27, 2009 (the “Option Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli granted Suzhou TripMart an exclusive, irrevocable option to purchase all or part of its equity interests in, or all or part of the assets of, Shanghai TripMart (the “Interests”), to the extent permitted by the then-effective PRC laws and regulations. The option may be exercised by Suzhou TripMart and/or any other person Suzhou TripMart designates. The Company intends to exercise such option at such time that applicable PRC laws and regulations remove restrictions on foreign ownership of air-ticketing, travel agencies, and value-added telecommunications businesses in China. The Option Agreement will terminate after all the Interests have been effectively transferred to Suzhou TripMart, or by Suzhou TripMart’s election with or without cause upon 30 days’ prior written notice to the other parties.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

Proxy Agreement

The Company’s control arrangement with Shanghai TripMart and Shanghai Junli is pursuant to a proxy agreement dated March 27, 2009 (the “Proxy Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, pursuant to which Shanghai Junli has irrevocably appointed a PRC individual designated by Suzhou TripMart as Shanghai Junli’s proxy and attorney-in-fact, to vote on Shanghai Junli’s behalf on all matters it is entitled to vote on at every stockholders’ meeting, and to exercise Shanghai Junli’s shareholder rights. The proxy is also entitled to elect a majority of Shanghai TripMart’s directors. The term of the Proxy Agreement continues until terminated pursuant to the parties’ mutual agreement or the expiration of the term of commercial arrangement with Shanghai TripMart.

As a result of these contractual arrangements, which enable the Company to substantially control Shanghai TripMart, the Company has consolidated Shanghai TripMart’s historical financial results in these financial statements commencing from the effective dates of the Commercial Agreements as a variable interest entity pursuant to U.S. GAAP. The Company did not recognize any gain or loss on the initial consolidation of Shanghai TripMart. Creditors of Shanghai TripMart do not have recourse to the Company’s general credit

The following is a summary of certain financial data of Shanghai TripMart:-

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$655,315	$7,744	$906,356	$18,134
Net income (loss)	$289,271	$(122,715)	$(28,699)	$(123,749)

	As of	As of
	September 30,	December 31,
	2009	2008

Total assets	$2,992,343	$1,627,103
Total liabilities	$170,262	$1,416,802

Concentrations of credit risk

During the current reporting period, no customer contributed 10% or more to the Company’s gross revenue from the travel agency provision businesses. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of September 30, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition and as of September 30, 2009, there were no individual customers whose trade receivable represented 10% or more of the Company’s net trade receivables. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

2.	Summary of significant accounting policies (continued)

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of the VIE, Shanghai TripMart, as of March 27, 2009.

Revenue recognition

The Company’s revenues for the nine-month period ended September 30, 2009 are derived from travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$30,867; (ii) commissions from booking air and train tickets of US$297,689; (iii) transaction fees (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$71,571; and (iv) service fees for management consulting and technical services of US$146,610 and US$404,938, respectively, in accordance with the respective terms of the management consulting and technical services agreements. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board ("FASB"), approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the three months ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired from business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material effect on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

3.	Other receivables, deposits and prepayments

	September 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$

Other receivables	-	567,312
Deposits and prepayment	89,777	-
Amount due from Shanghai Junli	711,618	-
Amount due from sole shareholder of Shanghai Junli	73,350	-
Advances to staff	58	-

	874,803	567,312

The amounts due from Shanghai Junli and sole shareholder of Shanghai Junli are interest-free, unsecured and repayable on demand.

4.	Intangible assets

	September 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$

Costs:
Website development cost	84,631	84,625
B2B e-commerce travel services systems	2,378,375	1,457,512

	2,463,006	1,542,137
Accumulated amortization	(212,450)	-

Net book value	2,250,556	1,542,137

The amortization charges for the nine months ended September 30, 2009 and 2008 were US$212,314 and nil, respectively.

The Company acquired from Shanghai Junli certain software supporting the website operated for Shanghai Junli’s business of $893,403 during the nine months ended September 30, 2009.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

5.	Property and equipment

	September 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$
Costs:-
Leasehold improvement	18,494	-
Office equipment	196,306	-
Computer hardware	188,826	-
Motor vehicles	252,418	-

	656,044
Accumulated depreciation	(90,705)	-

Net book value	565,339	-

The depreciation charge for the nine months ended September 30, 2009 and 2008 were US$72,546 and nil, respectively.

The Company acquired from Shanghai Junli computer hardware of US$47,672 related to the website operated for Shanghai Junli’s business during the nine months ended September 30, 2009.

6.	Other payables and accruals

	September 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$

Accrued audit fee	-	56,938
Other payables	243,668	84,626
Amount due to Shanghai Junli	979,944	71,913
Amount due to sole stockholder of Shanghai Junli	108,344	236,855
Accrued rental expenses	-	72,182
Received in advance from customer	2,185	-
Accrued salaries	157,045	-

	1,491,186	522,514

The amounts due to Shanghai Junli and its sole stockholder are interest-free, unsecured and repayable on demand. Included in the amount due to Shanghai Junli as of September 30, 2009 was the outstanding payable of US$674,081 for the acquisition of intangible assets and property and equipment (Notes 4 and 5).

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

7.	Income taxes

United States

The Company is subject to United States federal income tax law at a rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

9.	Commitments and contingencies

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected balance of payment as of September 30, 2009 and 2008 was US$96,690 and Nil in total, respectively, which will fall due as follows:

Year ending September 30,	US$
2009	13,185
2010	52,740
2011	30,765

96,690

The Company leases office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of September 30, 2009 were US$3,350,442. Rental expenses under these operating leases were US$216,385 and Nil for the nine months ended September 30, 2009 and 2008, respectively.

Year ending September 30,	US$
2009	85,612
2010	350,871
2011	368,415
2012	386,836
2013	406,178
After 2013	1,752,530

3,350,442

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

10.	Related party transactions

(a)	Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,061,102 as of September 30, 2009 and are repayable to Mr. Chui as an unsecured and non- interest bearing demand loan.

(b)	Prior to November 2004, Bestway Coach Express, Inc. (“Bestway”) was the Company’s then controlling stockholder. On November 19, 2004, Mr. Chui acquired all of the outstanding capital stock held by Bestway. In connection with that acquisition transaction, Mr. Chui took assignment of all of Bestway's right, title and interest under a promissory note in the principal amount of US$101,500 dated April 23, 2002 made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, the effective date of the acquisition transaction, no principal payments had been made under the note. During the nine-month period ended September 30, 2009, the Company accrued interest of US$4,060 to Mr. Chui. The balance of the note payable to Mr. Chui as of September 30, 2009, including accrued interest, was US$161,938.

(c)	Pursuant to a Management Consulting Services Agreement between Suzhou TripMart and Shanghai Junlie dated August 1, 2009, Suzhou TripMart provides to Shanghai Junli certain management consulting and related services in exchange for a service fee at the monthly rate of RMB500,000, which rate may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume. For the nine months ended September 30, 2009, the service fee for management consulting service rendered was $146,610.

Pursuant to a Technical Services Agreement between Shanghai TripMart and Shanghai Junlie dated August 1, 2009, Shanghai TripMart provides to Shanghai Junli certain technical and related services in exchange for a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at the rates of RMB6 per domestic air ticket and RMB22 per international air ticket, which rates may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. For the nine months ended September 30, 2009, the service fee for technical service rendered was $404,938.

(d)	Apart from balances with Shanghai Junli and its sole stockholder (Notes 3 and 6), acquisition of software and computer hardware from Shanghai Junli (Notes 4 and 5), balances with the Company’s stockholder and transactions with Shanghai Junli as described above, the Company had no other material transactions with its related parties during the periods ended September 30, 2009 and 2008.

11.	Segment information

The Company uses the “management approach” in determining reporting operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company operates in one segment and in the PRC only. It has one reported segment as defined in ASC 280 Segment Reporting, formerly SFAS 131 “Disclosures about Segments of an Enterprise and Related Information.”

The Company’s long-lived assets are all located in the PRC.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2009 and 2008 (Unaudited)

12.	Equity Based Compensation

The Company’s board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010.

The 2009 Plan permits grant of non-qualified stock options (“NSOs”) and incentive stock options (“ISOs”), restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance units, performance shares and stock grants to employees, directors and consultants of the Company or of any of its related entities, which include the Company’s subsidiaries or any entities which are not subsidiaries but any entity in which the Company has a direct or indirect significant interest.

The 2009 Plan provides that the administrator will determine the type of the award, the fair market value of our stock pertaining to the award, and the terms and conditions of an award, including the contingency upon continued employment with the Company, the passage of time, or such performance or vesting criteria as it deems appropriate. Under the 2009 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s plan administrator. All stock-based awards are exercisable upon vesting.

The Company has reserved an aggregate of 4,000,000 shares of the Company’s common stock for issuance under the 2009 Plan. As of September 30, 2009, no award has been granted.

13.	Subsequent events

Amendment of Promissory note

On November 16, 2009, Mr. Shu Keung Chui and the Company entered into an amendment to a certain promissory note dated April 23, 2002 made by the Company in the principal amount of $101,500 (the “Amendment”), such that effective as of the date of the Amendment, the note is non-interest-bearing and is due and payable within 30 days of demand, provided that the note shall become immediately due and payable in the event of a change in control of the Company.

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 16, 2009, the date the unaudited condensed financial statements were issued.

Business Development Solutions, Inc.

Pro Forma Condensed
Combined Financial Information
(Unaudited)

Business Development Solutions, Inc.
Index to Pro Forma Condensed Combined Financial Information

Pages

Introduction to Pro Forma Condensed Combined Financial Information	22

Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss	23-24

Pro Forma Condensed Combined Statements of Cash Flows	25-26

Business Development Solutions, Inc.
Pro Forma Condensed Combined Financial Information
For the Nine Months Ended September 30, 2009
(Unaudited)

The following pro forma condensed combined financial information is presented to illustrate the estimated effects of the acquisition (the “Exchange Transaction”) of TripMart Holding Limited (“TripMart”) by Business Development Solutions, Inc. (the “Company”) on the Company’s results of operations and cash flows.

The pro forma condensed combined financial information also include the estimated effect of the series of agreements (collectively, the “Commercial Agreements”) entered into by a wholly-owned subsidiary of TripMart with Shanghai EZTripMart Travel Agency Co., Ltd. (“Shanghai TripMart”) and its sole shareholder, through which the subsidiary conducts part of its businesses and has the exclusive right to acquire all the equity of Shanghai TripMart if and when permitted by PRC regulations (the “VIE Arrangement”). As a result of the VIE Arrangement, Shanghai TripMart is considered as the variable interest entity of TripMart.

The pro forma condensed combined statements of operations and comprehensive loss and cash flows assume the Exchange Transaction and the VIE Arrangement were consummated on January 1, 2008.

We have derived our historical financial data for the nine months ended September 30, 2009 and 2008 from our unaudited financial statements and quarterly reports previously filed with the Securities and Exchange Commission, respectively. We have derived the historical financial data of TripMart and Shanghai TripMart for each of the nine months ended September 30, 2009 and 2008 from their respective unaudited financial statements.

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

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2009
(Unaudited)

	Nine months ended September 30, 2009
					Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$

Revenues	-	146,610	906,356	-	1,052,966
Operating expenses
Selling expenses	-	-	55,432	-	55,432
General and administrative expenses	232,777	841,362	869,275	-	1,943,414
Total operating expense	232,777	841,362	924,707	-	1,998,846
Net operating loss	(232,777)	(694,752)	(18,351)	-	(945,880)
Finance costs	(6,090)	(515)	(11,956)	-	(18,561)
Other operating income	-	86	1,608	-	1,694
Loss before income taxes	(238,867)	(695,181)	(28,699)	-	(962,747)
Income taxes	-	-	-	-	-
Net loss	(238,867)	(695,181)	(28,699)	-	(962,747)
Other comprehensive (loss) income
Foreign currency translation adjustment	-	(360)	5,276	-	4,916
Total comprehensive loss	(238,867)	(695,541)	(23,423)	-	(957,831)

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2008
(Unaudited)

	Nine months ended September 30, 2008
					Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$

Revenues	-	-	18,134	-	18,134
Operating expenses
Selling expenses	-	-	14,677	-	14,677
General and administrative expenses	29,297	141,837	127,659	-	298,793
Total operating expense	29,297	141,837	142,336	-	313,470
Net operating loss	(29,297)	(141,837)	(124,202)	-	(295,336)
Finance costs	(6,090)	-	-	-	(6,090)
Other operating income	-	5	965	-	970
Loss before income taxes	(35,387)	(141,832)	(123,237)	-	(300,456)
Income taxes	-	-	(512)	-	(512)
Net loss	(35,387)	(141,832)	(123,749)	-	(300,968)
Other comprehensive income (loss)
Foreign currency translation adjustment	-	35,401	(18,865)	-	16,536
Total comprehensive loss	(35,387)	(106,431)	(142,614)	-	(284,432)

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Cash Flows
For the Nine Months Ended September 30, 2009
(Unaudited)

	Nine months ended September 30, 2009
						Pro Forma
	The		Shanghai	Pro Forma		Combined
	Company	TripMart	TripMart	Adjustments		Total
	US$	US$	US$	US$		US$
Cash flows from operating activities
Net loss	(238,867)	(695,181)	(28,699)	-		(962,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	-	25,953	54,513	-		80,466
Amortization	-	212,314	-	-		212,314
Gain on disposal of property and equipment	-	-	(542)	-		(542)
Change in operating assets and liabilities
Trade receivables	-	-	(183,764)	-		(183,764)
Other receivables and prepayments	-	329,325	(1,197,838)	299,374		(569,139)
Trade payables	-	-	25,730	-		25,730
Other payables and accruals	203,279	344,251	(1,206,813)	(299,374	) Note	(958,657)

Net cash (used in) provided by operating activities	(35,588)	216,662	(2,537,413)	-		(2,356,339)

Cash flows from investing activities
Payments to acquire property and equipment	-	(234,453)	(192,847)	-		(427,300)
Payments to acquire intangible assets	-	(27,326)	-	-		(27,326)
Sales proceeds from property and equipment	-	-	13,544	-		13,544

Net cash used in investing activities	-	(261,779)	(179,303)	-		(441,082)

Cash flows from financing activities
Issue of capital	-	-	2,637,000	-		2,637,000
Advance from a stockholder	29,754	33,932	-	-		63,686
Interest accrued on note payable to stockholder	6,090	-	-	-		6,090
Proceeds of loan from a financial institution	-	-	733,150	-		733,150
Repayment of loan from a financial institution	-	-	(733,150)	-		(733,150)

Net cash provided by financing activities	35,844	33,932	2,637,000	-		2,706,776

Effect of foreign currency translation on cash and cash equivalents	-	81	165	-		246

Net increase (decrease) in cash and cash equivalents	256	(11,104)	(79,551)	-		(90,399)

Cash and cash equivalents, beginning of period	-	27,715	163,589	-		191,304

Cash and cash equivalents, end of period	256	16,611	84,038	-		100,905

Supplemental cash flow information

Cash paid for income taxes	-	-	-	-		-

Cash paid for interest	-	-	-	-		-

Note : To eliminate the inter-company accounts between TripMart and Shanghai TripMart.

Business Development Solutions, Inc.
Pro Forma Condensed Combined Statements of Cash Flows
For the Nine Months Ended September 30, 2008
(Unaudited)

	Nine months ended September 30, 2008
					Pro Forma
	The		Shanghai	Pro Forma	Combined
	Company	TripMart	TripMart	Adjustments	Total
	US$	US$	US$	US$	US$
Cash flows from operating activities
Net loss	(35,387)	(141,832)	(123,749)	-	(300,968)
Loss on disposal of fixed assets	-	-	2,056	-	2,056
Change in operating assets and liabilities
Trade receivables	-	-	(34,418)	-	(34,418)
Other receivables and prepayments	-	-	(112,554)	-	(112,554)
Trade payables	-	-	3,913	-	3,913
Other payables and accruals	(16,742)	124,288	199,790	-	307,336

Net cash used in operating activities	(52,129)	(17,544)	(64,962)	-	(134,635)

Cash flows from investing activities
Payment and deposit for acquisition of intangible assets	-	(1,985,958)	(194,650)	-	(2,180,608)

Net cash used in investing activities	-	(1,985,958)	(194,650)	-	(2,180,608)

Cash flows from financing activities
Advance from a stockholder	46,039	2,008,649	-	-	2,054,688
Interest accrued on note payable to stockholder	6,090	-	-	-	6,090
Issue of common stock	-	9,000	-	-	9,000

Net cash provided by financing activities	52,129	2,017,649	-	-	2,069,778

Effect of foreign currency translation on cash and cash equivalents	-	8,968	12,249	-	21,217

Net increase (decrease) in cash and cash equivalents	-	23,115	(247,363)	-	(224,248)

Cash and cash equivalents, beginning of period	-	4,664	295,934	-	300,598

Cash and cash equivalents, end of period	-	27,779	48,571	-	76,350

Supplemental cash flow information

Cash paid for income taxes	-	-	-	-	-

Cash paid for interest	-	-	-	-	-

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

Overview of Our Business

We are a holding company that operates through our indirect wholly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company in China, specializing in developing products and services, marketing strategies and business solutions and for small and medium sized travel agents. We also provide travel management services and products to corporate clients throughout China, as well as premium travel products and services to high-net-worth individuals with discerned travel needs.

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

We conduct our business primarily through our websites www.zuwin.cn and www.eztripmart.com. Our travel agency marketplace at www.zuwin.cn provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agencies can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability. Since the launch of the trial run of the domestic air ticket marketplace in October 2008, we have experienced significant growth in our supplier and user base. We officially rolled out our air ticket marketplace for both domestic and international ticketing in March 2009 and expect to become a dominant player in the B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue.

Through our user-friendly bilingual website www.eztripmart.com, we provide organizations in China travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We also assist companies in planning, executing and streamlining their travel budgets through web-based functionalities tailored to our corporate customers. We also design and sell premium travel services and products that suit the needs of a growing number of high-net-worth individuals who have discriminating travel needs and demand more personalized services. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized toll-free, 24-hour customer service center and websites.

We believe our approach is unique in the market because we have pioneered and combined innovative technologies to deliver what we believe to be the most comprehensive e-commerce solution in a traditionally inefficient and highly fragmented travel industry – one that, when considered as a whole, is competitively differentiated by its capabilities and feature set.

We will endeavor to sustain the long-term growth of our businesses and enhance our current solutions through technological innovation, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to excellence in customer service. We expect to continue to make strategic investments in research and development of existing and new products. We believe that delivering innovative and high-value solutions is the key to meeting customer and partner needs and achieving our future growth.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2009, which resulted in continued growth in our revenues. Following are some financial highlights for the third quarter of 2009.

  Net Revenues: Our net revenues were approximately $801,925 and $951,675 for the three and nine months ended September 30, 2009, respectively, an increase from $0 and $0 for the same periods in 2008, respectively.

  Net Loss: Net loss was approximately $88,899 and $746,980 for the three and nine months ended September 30, 2009, respectively, as compared to net loss of $124,307 and $141,832 for the same periods in 2008, respectively.

  Fully diluted net loss per share: Fully diluted net loss per share was $0.01 and $0.045 for three and nine months ended September 30, 2009, respectively, as compared to $0.01 and $0.01 for the same periods in 2008, respectively.

Principal Factors Affecting our Financial Performance

Global and Chinese Economic Environment and Demand for Travel Services

We expect that our financial results will continue to be affected by the overall growth rate of the economy and demand for travel services in China and the rest of the world. According to a 2007 report published by the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB30 trillion (approximately US$4.4 trillion) in 2008, representing a compound annual growth rate of approximately 10%. This growth led to a significant increase in the demand for travel services, and according to the China Tourism Statistical Bulletin 2008 published by China National Tourism Administration, or CNTA, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB874.9 billion (US$105.7 billion) in 2008, representing a compound annual growth of 20.5% .

However, while we expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, the recent global financial crisis and economic slow-down could have a material and adverse effect on the travel industry in China, which in turn would cause a negative effect on our business. The recent global credit crunch is impacting travel spending in China. According to the China Tourism Statistical Bulletin 2008 published by CNTA, the number of inbound tourists in China and inbound tourism spending decreased by approximately 1.4% and 2.6%, respectively, in 2008 as compared to 2007, while domestic and outbound tourism remained reasonably strong due to the strength of the Chinese economy and its currency. The domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We expect that in the current economic environment, our operating results will increasingly depend on how well we capitalize on the efficiency of our online platforms and the quality of our services.

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

During the period from March 2003 through June 2003, the economies of several countries in Asia, including China, were severely affected by the outbreak of SARS. The travel services industry during that period was also adversely affected. From time to time, there have been reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Since May 2009, there have been a significant number of confirmed human cases of swine flu in China, including at least one death. If there is a recurrence of an outbreak of SARS, a worsening of the swine flu outbreak or any similar outbreak of other contagious diseases such as avian flu, it may adversely affect the travel industry and have a material and adverse effect on our business and operating results.

Product Offering and Pricing

Currently, our revenues are generated predominantly through our travel related services and, to a lesser extent, our travel agency marketplace. As we do not pre-purchase the products and services being sold, we do not carry an inventory risk and our risk of loss due to obligations for cancelled hotel and airline ticket reservations is minimal.

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

Taxation

United States, British Virgin Islands and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States. TripMart was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. TripMart HK was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to a Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as TripMart HK has no taxable income.

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

Substantially all of our income may be derived from consulting and other fees paid to us by Shanghai TripMart, our VIE, and from dividends distributed to us by Suzhou TripMart, our PRC subsidiary. The consulting and other fees paid to us by Shanghai TripMart are subject to business tax and related surcharges at the applicable rate of 5.5% .

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations and the respective percentage changes from period-to-period.

	Three Months Ended September 30,				Nine Months Ended September 30,

			Percent				Percent
			Increase				Increase
	2009	2008	(Decrease)		2009	2008	(Decrease)
Net Revenues	$801,925	$-	100%		$951,675	$-	100%
Selling Expenses	24,447	-	100%		43,951	-	100%
General and Administrative Expenses	861,249	124,307	593%		1,638,483	141,837	1055%
Operating Loss	(83,771)	(124,307)	(33%	)	(730,759)	(141,837)	416%
Financial Expenses	(5,512)	-	(100%	)	(17,130)	-	(100%	)
Other Income, net	384	-	100%		909	5	18080%
Operating Loss Before Income Taxes	(88,899)	(124,307)	(28%	)	(746,980)	(141,832)	427%
Income Taxes	-	-	0%		-	-	0%
Net Loss	$(88,899)	$(124,307)	(28%	)	$(746,980)	$(141,832)	427%

Net Revenues. For the three months and nine months ended September 30, 2009, our net revenues increased to $801,925 and $951,675, respectively, from nil for the same respective periods last year. Such increase in net revenues is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. We earned revenues substantially through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the business travel management, travel products and services and online travel agency marketplace business conducted by Shanghai TripMart. We earn additional consulting revenues from the management consulting services agreement and the technical services agreement we entered into on August 1, 2009 with Shanghai Junli. We expect to continue to experience substantial growth of our online travel agency marketplace and grow our business by offering more new products and services.

Selling Expenses. For the three months and nine months ended September 30, 2009, our selling expenses increased to $24,447 and $43,951, respectively, from nil for the same respective periods last year. Such increase in our selling expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Our selling expenses consist mainly of advertising, marketing and promotional expenses.

General and Administrative Expenses. For the three months ended September 30, 2009, our general and administrative expenses increased $736,942, or 593%, to $861,249, from $124,307 for the same period last year. For the nine months ended September 30, 2009, our general and administrative expenses increased $1,496,646, or 1055%, to $1,638,483, from $141,837 for the same period last year. Such increase in our general and administrative expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increase of legal and other professional fees.

Financial Expenses. For the three and nine months ended September 30, 2009, our financial expenses increased to $5,512 and $17,130, respectively, from nil for the same respective periods last year. Such increase in our financial expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Our financial expenses consist mainly of interest on short-term working capital loans and a promissory note to a shareholder (on which interest will stop accruing beginning December 1, 2009).

Other Income (Net). For the three months ended September 30, 2009, our other income increased $384, or 100%, to $384 from Nil for the same period last year. For the nine months ended September 30, 2009, our other income increased $904 to $909, from $5 for the same period last year. The increase in our other income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Other income consists primarily of interest income earned on our bank cash balances.

Loss Before Income Taxes. For the three months ended September 30, 2009, our loss before income taxes decreased $35,408, or 28%, to $88,899, from $124,307 for the same period last year. Such decrease in loss before income taxes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the additional management consulting and technical services fees we earned pursuant to our management consulting services agreement and technical services agreement with Shanghai Junli entered into on August 1, 2009, which additional incomes not only increased our total revenues and but also improved our net income for the current period.

For the nine months ended September 30, 2009, our loss before income taxes increased $605,148, or 427%, to $746,980, from $141,832 for the same period last year. Such increase in loss before income taxes for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily due to the significant increase in our operating expenses discussed above as a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. In light of the weakened economic conditions and the expanded operations scale, we have implemented cost effective measures to maximize our benefits from general and administrative expenses that we incur.

Income Taxes. We incurred no income tax expenses in the three and nine months ended September 30, 2009 as a result of our operating losses due to the significant increase in operating expenses discussed above, representing no change from the same period of last year.

Net Loss. For the three months ended September 30, 2009, our net loss decreased $35,408, or 28%, to $88,899, from $124,307 for the same period last year. Such decrease in net loss before income taxes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the additional management consulting and technical services fees we earned pursuant to our management consulting services agreement and technical services agreement with Shanghai Junli entered into on August 1, 2009, which additional incomes not only increased our total revenues and but also improved our net income for the three-month period ended September 30, 2009.

For the nine months ended September 30, 2009, our net loss increased $605,148, or 427%, to $746,980, from $141,832 for the same period last year. Such increase in net loss for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily due to the significant increase in our operating expenses as discussed above as a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $100,905. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Nine Months Ended September 30
	2009	2008
Net cash provided by (used in) operating activities	$146,389	$(17,544)
Net cash used in investing activities	(132,445)	(1,985,958)
Net cash provided by financing activities	58,997	2,017,649
Effect of foreign currency translation in cash and cash equivalents	249	8,968
Net cash flows	$73,190	$23,115

Operating Activities

Net cash provided by operating activities was $146,389 in the nine months ended September 30, 2009, compared to net cash used in operating activities of $17,544 in the same period of last year. The increase is primarily a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations.

In order to increase operational efficiency, we began implementation of a program in October 2009, aimed at improving the efficiency of extensions of credit and collection of accounts receivables, including the reduction or elimination of payment terms, as well as the gradual adoption third-party payment service.

Investing Activities

Our net cash used in investing activities in the nine months ended September 30, 2009 was $132,445, compared to $1,985,958 in the same period of last year. Due to our strategic drive to ramp up our business beginning the second half of 2008, we incurred significant capital expenditure and prepayments during the nine months ended September 30, 2008 for the expansion of our operations through the development of our key IT technology, the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center. While we continued our operation expansion plan by acquiring office furniture and equipment and intangible assets, our capital expenditure during the nine months ended September 30, 2009 was significantly lower compared to that in the same period of last year, which primarily attributed to the decrease of our net cash used in investing activities in the nine months ended September 30, 2009 from that in the same period of last year.

Financing Activities

Our net cash provided by financing activities was $58,997 in the nine months ended September 30, 2009, a decrease of $1,958,652 from $2,017,649 in the same period of last year. This decrease was primarily due to additional funds required from a stockholder to meet the significant capital expenditure needs during the nine months ended September 30, 2008 which we did not experience in the nine months ended September 30, 2009. Of our cash provided by financing activities, $733,150 was provided by a short-term unsecured loan from a financial institution, which was fully repaid on July 8, 2009.

Prior to November 2004, Bestway Coach Express, Inc., or Bestway, was our controlling stockholder. On November 19, 2004, Mr. Shu Keung Chui, our controlling stockholder and Chief Executive Officer, acquired all of the capital stock held by Bestway. In connection with that acquisition transaction, Mr. Chui took assignment of all of Bestway’s right, title and interest under a promissory note in the principal amount of $101,500, dated April 23, 2002, made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, no principal payments have been made under the note. During the nine-month period ended September 30, 2009, the note accrued US$4,060 in interest. As of September 30, 2009, the outstanding balance of the note payable to Mr. Chui, including accrued interest, was $161,938.

On November 16, 2009, Mr. Chui and the Company amended the note, such that the note becomes non-interest-bearing and is due and payable within 30 days of demand; provided, however that the note will become immediately due and payable in the event of a change in control of the Company.

Capital Expenditures

Our capital expenditures were $450,705 and $1,985,958 for the nine months ended September 30, 2009 and 2008, respectively. Our capital expenditures were mainly used to develop key IT technology and acquire office equipment and furniture and intangible assets in connection with our expansion of operations.

Mr. Chui from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2009, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $54,937 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand loan.

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

Obligations Under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,392) per month until July, 2011 and the expected payment as of September 30, 2009 was $96,690 in total.

We lease office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of September 30, 2009 were $3,350,442. Rental expenses under these operating leases were $216,385 for the nine months ended September 30, 2009.

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

  Revenue recognition. Our revenues for the nine-month period ended September 30, 2009 are derived from travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$30,867; (ii) commissions from booking air and train tickets of US$297,689; (iii) transaction fees (net of third-party payment transaction charges) for air tickets sold on our online travel agency marketplace of US$71,571; and (iv) service fees for management consulting and technical services of US$146,610 and $404,938, respectively, in accordance with the respective terms of the management consulting and technical services agreements. We recognize such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on our online ticketing platform, or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%, except as to development projects in progress.

Recent Accounting Pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board, or FASB, approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the three-month period ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position, or FSP, No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired from business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material effect on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Mr. Sam Yuen Yee Lau, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Mr. Chui and Mr. Lau concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.         OTHER INFORMATION.

On November 16, 2009, the Company and Mr. Shu Keung Chui, our Chief Executive Officer, entered into an amendment to a certain promissory note dated April 23, 2002 made by the Company in the principal amount of $101,500, or the Amendment, such that effective as of the date of the Amendment, the note is non-interest-bearing and is due and payable within 30 days of demand, provided that the note shall become immediately due and payable in the event of a change in control of the Company. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.         EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

10.1	Promissory Note issued by the registrant on April 23, 2002 in favor of Bestway Coach Express Inc.

10.2	Amendment No. 1 to Promissory Note, dated April 19, 2003, between the registrant and Bestway Coach Express Inc.

10.3	Assignment of Promissory Note and Agreement of Indemnity, dated November 19, 2004, among the registrant, Bestway Coach Express Inc. and Mr. Shu Keung Chui.

10.4	Amendment No. 2 to Promissory Note, dated November 16, 2009, between the registrant and Mr. Shu Keung Chui.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	BUSINESS DEVELOPMENT SOLUTIONS, INC.

	By:	/s/ Shu Keung Chui
Shu Keung Chui, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Sam Yuen Yee Lau
Sam Yuen Yee Lau, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Promissory Note issued by the registrant on April 23, 2002 in favor of Bestway Coach Express Inc.

10.2	Amendment No. 1 to Promissory Note, dated April 19, 2003, between the registrant and Bestway Coach Express Inc.

10.3	Assignment of Promissory Note and Agreement of Indemnity, dated November 19, 2004, among the registrant, Bestway Coach Express Inc. and Mr. Shu Keung Chui.

10.4	Amendment No. 2 to Promissory Note, dated November 16, 2009, between the registrant and Mr. Shu Keung Chui.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.