Form 10-K
period 2009-12-31
Business Development Solutions, Inc.
filed 2010-03-31
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________to ____________

Commission File No.: 0-32433

BUSINESS DEVELOPMENT SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	84-1300072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Suzhou EZTripmart Business Services Co., Ltd.
15/F, Taicang Rd., Luwan, Shanghai, China, 200020
(Address of Principal Executive Offices)

+86-21-6328-4904
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, $0.00001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X];

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of June 30, 2009, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $4,787,146.65. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	16,110,147

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the travel industry could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; the loss of key members of our senior management; or any of the factors and risks mentioned in the “Risk Factors” sections of this Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission, or SEC, that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. Except as required by law, the Company assumes no obligation and does not intend to update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, all references in this Annual Report to (i) the “Company,” “we,” “us,” “our,” “Business Development Solutions” and “BDS” are to the combined business of Business Development Solutions, Inc., and its wholly owned subsidiary, TripMart Holding Limited, a BVI company, or TripMart, TripMart’s wholly owned subsidiary, TripMart Corporation Limited, a Hong Kong company, or TripMart HK, and TripMart HK’s wholly owned PRC subsidiary, Suzhou EZTripMart Business Services Co., Ltd., or Suzhou TripMart, and, in the context of describing our operations and consolidated financial information, also include our variable interest entity, or VIE, Shanghai EZTripMart Travel Agency Co., Ltd., or Shanghai TripMart (in which we have no ownership interest); (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “BVI” are to the British Virgin Islands; and (vii) “China” and “PRC” are to the People’s Republic of China.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

We are a holding company that operates through our indirect wholly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company in China, specializing in developing products and services, marketing strategies and business solutions and for small and medium sized, or SME, travel agents. We also provide travel management services and products to corporate clients throughout China, as well as online travel products and services to the emerging class or free independent travelers or FITs.

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

We conduct our business primarily through our websites www.zuwin.cn and www.eztripmart.com. Our travel agent marketplace at www.zuwin.cn provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agents can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability. Since the launch of the trial run of the domestic air ticket marketplace in October 2008, we have experienced significant growth in our supplier and user base. We officially rolled out our online air ticket marketplace for both domestic and international ticketing in March 2009 and expect to become a dominant player in the B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue.

Through our user-friendly bilingual website www.eztripmart.com, we provide organizations and free independent traveler, or FITs, in China a range of travel products and services, including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We also assist companies in planning, executing and streamlining their travel budgets through web-based functionalities tailored to our corporate customers. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized toll-free customer service center and websites.

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

Our Corporate History and Background

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

On November 19, 2004, Mr. Shu Keung Chui acquired, in a private transaction, 1,380,000 shares of our common stock directly from Bestway Coach Express, Inc., or Bestway, our then controlling shareholder, pursuant to a stock purchase agreement among Mr. Chui, Bestway and us. The 1,380,000 shares represented approximately 72.25% of our issued and outstanding common stock at the time of such transaction. Mr. Chui served as our Director, President, Chief Executive Officer and Chief Financial Officer until March 30, 2009. On March 30, 2009, Mr. Chui resigned as our Chief Financial Officer and continues to serve as a Director, President and Chief Executive Officer.

On January 10, 2006, by a joint written consent of our Board of Directors and our controlling stockholder, Mr. Chui, our Board of Directors and Mr. Chui approved an amendment of our Certificate of Incorporation (i) to change our corporate name to “Business Development Solutions, Inc.” and (ii) to effect a one-for-five reverse split of the outstanding shares of our common stock. This amendment to our Certificate of Incorporation was filed with the Secretary of State of Delaware on February 27, 2006 and became effective on such date.

Acquisition of TripMart

Prior to March 30, 2009, we were a shell company and had no operations. On March 30, 2009, we completed a reverse acquisition transaction through a share exchange with TripMart whereby we acquired 100% of the issued and outstanding capital stock of TripMart in exchange for 14,200,000 shares of our common stock, par value $0.00001, which constituted 88.14% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. As a result of our acquisition of TripMart, we now own all of the issued and outstanding capital stock of TripMart, which in turn owns 100% of the outstanding capital stock of TripMart HK, which in turn owns 100% of the equity interest in Suzhou TripMart, a wholly foreign-owned enterprise established in China.

Upon the closing of the reverse acquisition on March 30, 2009, our board of directors increased its size to three members and appointed Mr. Sam Yuen Yee Lau and Mr. Jinfu Xue to fill the vacancies created by such increase. In addition, our board of directors accepted Mr. Shu Cheung Chui’s resignation as our Chief Financial Officer and appointed Mr. Lau to serve as our Chief Financial Officer, Treasurer and Secretary, effective immediately at the closing of the reverse acquisition.

TripMart was incorporated in the BVI on September 6, 2007 as a holding company under the BVI Business Company Act. On September 18, 2007, TripMart established its wholly-owned subsidiary, TripMart HK to act as an intermediary holding company for investing in China, and on January 28, 2008, TripMart HK established Suzhou TripMart as its wholly foreign-owned enterprise in China, for the purpose of conducting a travel-related business in China. We conduct substantially all of our operations in China through Suzhou TripMart. In March 2009, Suzhou TripMart changed its corporate name to Suzhou EZTripMart Business Services Co., Ltd.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition (recapitalization), with TripMart as the acquirer and the BDS as the acquired party.

Variable Interest Entity

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, advertising and value-added telecommunications businesses in China. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart, our PRC subsidiary, and Shanghai TripMart, our variable interest entity, or VIE, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. In March 2009, it changed its corporate name to Shanghai EZTripMart Travel Agency Co., Ltd.

Suzhou TripMart has entered into a Technical and Management Consulting Services Agreement, an Equity Pledge Agreement, an Intellectual Property Assignment and License Agreement (as amended and restated) and an Option Agreement with Shanghai TripMart and its sole shareholder, Shanghai Junli Air Services Co., Ltd., or Shanghai Junli (collectively referred to herein as the “Commercial Agreements”), through which Suzhou TripMart conducts part of its businesses and has the exclusive right to acquire all the equity of Shanghai TripMart if and when permitted by PRC regulations.

Suzhou TripMart has also entered into a Proxy Agreement with Shanghai TripMart and Shanghai Junli. Through this control arrangement, we have Shanghai Junli’s proxy to vote on matters on which Shanghai Junli’s entitled to vote, including election of directors. We believe that the terms of these agreements are no less favorable than the terms that we could obtain from disinterested third parties and our conduct of business through the Commercial Agreements complies with existing PRC laws, rules and regulations. The principal terms of these contractual arrangements are described below.

Technical and Management Consulting Services Agreement

Pursuant to a technical and management consulting services agreement, dated March 27, 2009, or the Services Agreement, between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai TripMart has agreed to engage Suzhou TripMart as Shanghai TripMart’s exclusive provider of certain technical, management consulting and related services. The Services Agreement also provides that (i) Suzhou TripMart will share with Shanghai TripMart our resources for marketing of Shanghai TripMart’s products and services; (ii) from time to time and at the request of Shanghai TripMart, Suzhou TripMart may in its sole discretion make advances to Shanghai TripMart to fund working capital or acquisitions of operating assets, or for any other purpose acceptable to Suzhou TripMart; and (iii) at Shanghai TripMart’s reasonable request, provide guarantee for Shanghai TripMart’s performance of contracts, agreements or other obligations, or to secure any working capital loan of Shanghai TripMart, provided that any guarantee provided pursuant to the Services Agreement will be secured by all of Shanghai TripMart’s assets.

In consideration for our services, Shanghai TripMart agreed to pay us a service fee each calendar quarter, equal to 50% of Shanghai TripMart’s net profit (as defined in the Services Agreement) for the quarter; provided however, that no such service fee is payable until and unless the net profit is first applied to reduce any operating losses of Shanghai TripMart carried over from previous quarters.

Shanghai Junli has agreed to guarantee Shanghai TripMart’s performance of its obligations under the Services Agreement. In addition, Shanghai TripMart and Shanghai Junli have agreed to accept our guidance with respect to day-to-day operations, financial and internal controls systems and the appointment and dismissal of key employees, and to not enter into any transaction that would affect its assets, obligations, rights or operations without our prior written consent.

The Services Agreement will be in force until terminated (i) by agreement of the parties, (ii) by Suzhou TripMart or Shanghai TripMart if the other party commits a material breach of its obligations under the Services Agreement and fails to cure within the cure period, (iii) automatically upon the bankruptcy of Suzhou TripMart or Shanghai TripMart, (iv) by Suzhou TripMart or Shanghai TripMart if the business license or any other license or approval material for the business operations of Shanghai TripMart is terminated, cancelled or revoked, or (v) by Suzhou TripMart upon 30 days notice to the other parties.

Equity Pledge Agreement

Pursuant to an equity pledge agreement, dated March 27, 2009, or the Pledge Agreement, between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli pledged its equity interests in Shanghai TripMart as a guarantee for Shanghai TripMart’s payment to us of services fees due and payable under the Services Agreement, the fulfillment of Shanghai TripMart’s obligations under the IP Assignment and License Agreement and the Option Agreement described below. In the event that Shanghai TripMart breaches any of its obligations under these agreements with us, we are entitled to sell the pledged equity interests and retain the proceeds from such sale to the extent not exceeding the amount of the compensation payable to us as a result of such breach. We have registered the pledge with the Shanghai Administration for Industry and Commerce, or the Shanghai AIC, as required under the PRC Property Rights Law (2007). We will endeavor to enforce our rights in full under the Pledge Agreement in the event that Shanghai TripMart breaches its obligations under the aforementioned agreements with us. The term of the Pledge Agreement continues until all obligations under the aforementioned agreements have been fully performed and discharged.

Intellectual Property Assignment and License Agreement

Pursuant to an intellectual property assignment and license agreement, dated March 27, 2009 (as amended and restated on August 1, 2009), or the IP Assignment and License Agreement, between Suzhou TripMart and Shanghai TripMart, we have assigned to Shanghai TripMart without a grant fee, certain trademarks and domain names relating to the operation of our websites and Shanghai Junli’s website, as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider, and have granted Shanghai TripMart a license to use our intellectual property, including the proprietary software supporting our websites, in exchange for a monthly royalty of the greater of (i) 5% of revenue of Shanghai TripMart or (ii) RMB10,000. Under the IP Assignment and License Agreement, Shanghai TripMart granted back to Suzhou TripMart an exclusive (except as to Shanghai TripMart), royalty-free, transferrable, irrevocable, worldwide license to use the assigned marks in Suzhou TripMart’s business, with the right to sublicense, to the extent not contrary to applicable PRC laws, Shanghai TripMart’s ownership of the assigned marks during the term of the agreement. The IP Assignment and License Agreement will be in force until terminated (i) by agreement of the parties, (ii) by a party if the other party commits a material breach of its obligations under the agreement and fails to cure within the cure period, (iii) automatically upon the bankruptcy of a party, or (iv) by Suzhou TripMart upon 30 days notice to Shanghai TripMart.

Option Agreement.

Pursuant to an option agreement, dated March 27, 2009, or the Option Agreement, between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli or Shanghai TripMart (as the case may be) granted us an exclusive, irrevocable option to purchase all or part of its equity interests in, or all or part of the assets of, Shanghai TripMart, or the Interests, to the extent permitted by the then-effective PRC laws and regulations. The option may be exercised by us and/or any other person we designate. We intend to exercise such option at such time that applicable PRC laws and regulations removes restrictions on foreign ownership of air-ticketing, travel agencies, and value-added telecommunications businesses in China. The Option Agreement will terminate after all the Interests have been effectively transferred to us, or by our election with or without cause upon 30 days’ prior written notice to the other parties.

Proxy Agreement.

Our control arrangement with Shanghai TripMart and Shanghai Junli is pursuant to a proxy agreement, dated March 27, 2009, or the Proxy Agreement, between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli has irrevocably appointed a PRC individual designated by us as Shanghai Junli’s proxy and attorney-in-fact, to vote on Shanghai Junli’s behalf on all matters it is entitled to vote on at every stockholders’ meeting, and to exercise Shanghai Junli’s shareholder rights. The proxy is also entitled to elect a majority of Shanghai TripMart’s directors. The term of the Proxy Agreement continues until terminated pursuant the parties’ mutual agreement or the expiration of the term of commercial arrangement with Shanghai TripMart.

As a result of these contractual arrangements, which enable us to substantially control Shanghai TripMart, we have consolidated Shanghai TripMart’s historical financial results in our financial statements as a variable interest entity pursuant to U.S. GAAP.

Our Corporate Structure

The following chart reflects our organizational structure as of the date of this report.

Our Industry

The Chinese travel industry is large and growing rapidly. The following chart contains certain data concerning the Chinese economy and the travel industry during the period from 2000 through 2008 published by the National Bureau of Statistics of China, China National Tourism Administration, or CNTA, and China Aviation Administration of China, or CAAC.

				Number of Civil
				Aviation
	Nominal Domestic	Expenditure on	Number of 3-, 4-	Passenger
	Gross Product	Tourism	and 5-Star Hotels	Kilometers
	(in billions of RMB)	(in millions of RMB)	in Operation	(in millions)
2000	8,947	317.6	2,368	97,054
2001	9,731	352.2	2,857	109,135
2002	10,479	387.8	3,656	126,870
2003	11,669	344.2	4,091	126,300
2004	13,652	471.1	5,127	130,870
2005	18,232	528.6	5,718	204,490
2006	20,941	623.0	6,450	230,000
2007	24,662	777.1	7,271	279,170
2008	30,067	874.9	7965	286,560

According to a 2009 report published by the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB33.5 trillion (approximately US$4.92 trillion) in 2009, representing a compound annual growth rate of approximately 10%. This growth led to a significant increase in the demand for travel services, and according to the China Tourism Statistical Bulletin 2008 published by CNTA, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB874.9 billion (US$128.2 billion) in 2008, representing a compound annual growth of 20.5% . We anticipate that demand for travel services in China will continue to increase substantially in the foreseeable future as the Chinese economy continues to grow.

According to a forecast by CNTA,

  travel and tourism income is to grow from US$60 billion in 2000 to exceed US$450 billion by 2020, an 8- fold increase over 2 decades international tourism receipts is to grow from US$15 billion in 2000 to US$58-82 billion in 2020 domestic tourism receipts is to grow from US$42 billion in 2000 to US$260-370 billion in 2020 number of domestic trips is to grow from 744 million in 2000 to 2,900-3,500 million in 2020 number of outbound trips is to grow from 10 million in 2000 to 36 million in 2020 travel industry is to create another 40 million jobs

However, the recent disruption in global credit markets has affected China’s economic growth. According to the China Tourism Statistical Bulletin 2008 published by CNTA, the number of inbound tourists in China and inbound tourism spending decreased by approximately 1.4% and 2.6%, respectively, in 2008 as compared to 2007, while domestic and outbound tourism remained reasonably strong due to the strength of the Chinese economy and its currency. Nevertheless, the major impact of the world’s credit crunch is expected to affect mostly inbound tourism. Domestic tourism is flourishing, and Chinese outbound tourism is on the increase due to the strength of the Chinese currency. Recently, the Chinese central government has put unprecedented emphasis on the tourism industry. In November 2009, China’s State Council approved the Guidelines to Accelerate the Development of Tourism Industry, making tourism a strategic pillar of the Chinese national economy. We expect to benefit from a strong Chinese economy and the growth momentum of the tourism industry resulting from these policymaking initiatives.

China’s travel industry is marked with the following characteristics:

Fragmented air-ticketing industries. According to CNTA, as of the end of 2008, China had more than 20,112 travel agencies. In terms of the volume of air ticketing by travel agencies, Ctrip and eLong have a combined market share of just 6%. The lion share of the air ticketing business is conducted by SME travel agencies.

Because CAAC requires an air-ticketing agency to obtain a separate license from CAAC’s regional branch for every city in which the travel agency intends to conduct business, and there is currently no national air ticketing license, the ability of local air-ticketing agencies to expand nationwide is hindered. In addition, airline ticket pricing on domestic routes is regulated by CAAC, while ticket pricing on international routes is set by the airlines. Air-ticketing agencies generally earn commissions or rebates paid by airlines, which vary from locale to locale and depend on type of tickets, ticketing volume and business relationships with airlines. As a result, a travel agency in one city may not be able to obtain favorable ticket prices for flights originated in a different city for its customer as well as earn a favorable commission for that air ticket sale.

The air-ticketing system. Currently, China has only one CAAC-authorized nationwide system for selling airline tickets in China—a local Global Distribution System called TravelSky (operated by TravelSky Technology Limited). All airline tickets bought in China must be processed by TravelSky. Consumers in China do not have access to direct bookings on TravelSky unless it is done through individual travel agencies. TravelSky is a DOS-based system with a primitive user-unfriendly user interface. It also has very limited fare management support functionalities. Airlines fare policies, commission schedules and promotions are not readily available on TravelSky. These limitations result in inefficiency in the dissemination of air ticket information and make real-time online booking of air tickets difficult. In addition, technical limitations of this system have caused challenges for companies who require features such as profiling, scripting, and integration with mid-office and back-office systems. At present, there is no timeline for opening the airline distribution market up to foreign GDSs.

Electronic ticketing. Electronic domestic ticketing in China has grown rapidly in the last few years and is gaining general acceptance by consumers. E-tickets on all domestic routes have become mandatory since October 2006. While paper tickets are still being issued on international routes, a vast majority of international tickets are issued in the form of e-tickets.

The hotel reservation system. According to the Year Book of China Tourism Statistics 2008, as of December 31, 2008, China had 7,965 three-, four- or five-star hotels. Hotels in China are generally run independently and are not part of large chains. The largest hotel chains in China are small relative to the larger hotel chains in the United States. There is no nationwide hotel distribution system among travel intermediaries in China. As a result, travelers traditionally do not have access to comprehensive information on hotels. Travel agencies generally have to negotiate room availability and rates with the hotel each time they make a booking. Hotel suppliers in China generally are not able to benefit from an efficient distribution system that is managed by a centralized process. Instead, consumers in China and hotels interact through walk-in room reservations, direct call-in reservations, business conventions and traditional travel agency bookings.

Growth of the internet and online commerce. According to the China Internet Network Information Center, China now ranks first in the world in terms of number of Internet subscribers. The Internet’s broadly distributed and easily accessible environment creates the ideal foundation for new marketplaces, which provide increased search efficiency, comprehensive information and competitive pricing. The Internet brings efficiencies to markets characterized by the presence of large number of geographically dispersed buyers and sellers and purchase decisions involving large amounts of information from multiple sources. An increasing number of SMEs subscribe to B2B online marketplaces or other e-commerce platforms operated by third parties. We believe that the Chinese travel industry, which inherently involves a wide selection of travel suppliers in terms of location and price, is especially well-suited to benefit from increased Internet and online commerce adoption. Particularly, we believe that our online travel agent marketplace will enable us to capitalize on a more efficient air ticketing sector resulting from the increased online commerce adoption.

Growing but under-served business travel sector. The rapid growth of the Chinese economy in the past decade has led to a substantial increase in business activity. Large companies in China have begun to focus on their core competency by outsourcing non-critical functions. A growing number of small and large-sized companies are also beginning to centralize their corporate travel management by outsourcing to professional travel service providers. As a result, there has been a significant increase in the demand for business travel management services in China. According to a 2007 report released by American Express, China’s annual business travel spending has already reached US$10 billion, and continues to grow at an annual rate of 10%. The domestic and global economic uncertainties have lead companies to look for new ways to cut operation cost, including an increasing reliance on professional business travel management solutions to reduce travel spending. Additionally, in line with the Chinese government’s continued efforts to combat corruption and cut spending, the Beijing and Shanghai municipal governments have directed that business travel by civil servants, governmental officials, and public organizations be managed by travel agencies, paving the way for more local governments to outsource travel management as part of government procurement.

Growing number of affluent travelers demanding premium products and services. According to a recent study by the prominent Fudan University Business School, the so-called “new wealth class” now comprises 5% of the Chinese population, among which 50 million people reportedly have an after-tax annual income of between RMB 300,000 and RMB 1 million and 5 million people earn over RMB 1 million after-tax. This group of consumers consists of mainly business executives and professionals between 25-to-50 of age. They are accustomed to e-commerce, pursue a high quality lifestyle, demand premium products and services and have strong brand loyalty. A product of China’s high growing GDP, this consumer group continues to grow rapidly. In the current economic downturn, consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We believe that our focused travel services and products will enable us to compete effectively with other large travel consolidators for this high-end segment of the travel market that offers higher margins.

Our Growth Strategy

As a leading e-commerce travel service provider, we believe that China’s highly fragmented travel industry and underserved business and premium travel market provide us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

  Strengthen brand awareness and marketing. We seek to strengthen customer awareness of our brand by pursuing an aggressive marketing strategy based on cooperation with top air ticket and hotel suppliers and travel agencies, co-marketing programs with prominent travel brands such as American Express, large commercial banks and major telecommunication service providers, as well as online and traditional media advertising. We aim to deepen our existing relationships with our marketing partners and establish new relationships with other potential marketing partners, allowing us to further promote the awareness of our brand and increase our penetration among our target customers by leveraging the customer bases of other leading businesses and customer service companies, including cooperating with commercial banks and entering into arrangements with major telecommunication companies in China, under which travel booking inquiries are directed from their service hotlines and websites to us.

  Increase the size of our marketplace by expanding our user base. We believe the breadth and quality of air ticket suppliers and travel agency users are critical to the success of our marketplace. We will seek to establish and strengthen our relationship with top air ticketing agencies in major gateway cities, whose presence on our marketplace will attract greater number of travel agencies to our marketplace to conduct business. We will continue to leverage our proprietary technology, the network effect of our online marketplace and our cooperative relationships with major travel agencies to increase our supplier and user base nationwide. As the commissions per ticket for international flights are generally higher than that for domestic flights and we have what we believe to be the only true international fare management system in China, our system’s unique international fare management functionalities will enable us to appreciably capitalize on our technological advantage. In addition, we will provide financing tools to enable SME travel agencies to be able to meet the cash requirements of the third party online payment platform, thereby enabling more SME travel agencies to use our marketplace to expand their business at low cost.

  Improve customer loyalty and activity. We believe customer loyalty and activity are critical to our success. We intend to enhance user loyalty and activity in our marketplace by continuing to develop and introduce new features and tools. We will continue to organize regular meetings, training and other offline events for our registered users to further build and strengthen user loyalty and increase user activity. We will also continue to leverage our relationship with existing and future corporate clients to capture the growing market share of the “new wealth class.” We believe that travel is not a thing, but an experience. We strive to provide streamlined and personalized services to ensure customer satisfaction and generate repeated business.

  Enhance transaction and service platform. We believe the Internet as an information distribution and transaction platform presents further cost efficiencies and scalability opportunities. We intend to enhance the features of our transaction and service platform to keep up with the expected rapid increase in our transaction volume while maintaining the high quality of our customer service. With respect to our customer service center, we intend to continue to invest in training our customer service representatives and upgrading our information technology systems underlying the customer service center to ensure consistently high-quality customer service. With respect to our websites, we plan to continually update new software features and editorial content and improve the accessibility of our websites through various Internet access channels such as wireless devices.

  Expand travel product and service offerings. We intend to continue to expand the capabilities of our B2B online travel agent marketplace to handle other travel related products such as hotel booking, car rental, packaged tour, travel insurance and to offer other value-added services to travel agents. We also plan to continue to develop and expand unique travel services and products and enhance our travel management tools to offer corporate clients more focused and tailored services. We believe that our diversified services will attract increasing interest among our existing customers as well as new corporate, and government clients.

  Expand our business through selective strategic acquisitions, investments, licensing arrangements or partnerships. We intend to expand our business through selective strategic acquisitions, investments, licensing arrangements or partnerships. Our objectives include expanding our user and revenue base, widening our geographic coverage, enhancing our service offerings, advancing our technology and strengthening our talent pool. We also plan to leverage our relationship with our business partners to seek attractive cross-selling, cross- marketing and licensing arrangements and other opportunities.

Our Products

Transaction and Service Platform

We are a provider of B2B e-commerce travel services and technology in China, specializing in developing products and services, marketing strategies and business solutions for SME travel agents as well as providing business travel management services. We conduct our business primarily through our websites located at www.zuwin.cn and www.eztripmart.com. We believe that the ratio of online transactions to our total transactions will continue to increase as the Internet penetration rate in China grows, and more customers become accustomed to using the Internet as an effective medium for commerce.

We provide centralized toll-free customer service from a center located in Shanghai, China. Unlike some companies in the U.S. that outsource their customer service to third-party call centers, our customer service representatives are in-house travel specialists. Customers can call our nationwide toll free number to consult with our customer service representatives, resolve technical support issues, receive comprehensive, real-time hotel and flight information, make travel bookings, and obtain live assistance on other service needs. We route inbound calls to the proper customer service representative, thereby ensuring a more personalized service and attention. In addition to our call center service, we also provide customer service and support through email communications and instant messaging.

Due to the low-cost nature of operating websites and call centers in China, we are able to realize substantial gross profits. We have sufficient capacity to meet further increases in web transaction and call volume without the need to undertake system redesign to our existing systems. Nevertheless, if we exceed this capacity, we believe we can add, within a reasonable time and at a reasonable cost, additional phone lines and computer systems to handle increasing web transaction and call volumes.

The following diagram illustrates the present and future capabilities of our core e-commerce platform:

Specifically, we offer primarily the following e-commerce business solutions and travel services:

Travel Agency Marketplace

Our travel agent marketplace located at www.zuwin.cn provides for a neutral medium for air ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Our powerful database consolidates information on flight schedules, fares and policies and performs complex searches based on a combination of factors including air carrier, routing, flight, fare and cabin class. We allow our users to search, find, communicate and conduct business with air ticket suppliers in our marketplace free of charge. When an air ticket is issued, we then charge a flat fee based on the amount of that transaction. We provide users of our marketplace with access to trusted third party online payment platforms that are widely used in China for secured transaction settlement. We will also provide guarantees for any advance of funds required by the third-party online payment platform for those users that meet our credit qualifications. The following diagram illustrates the typical booking process among travel agencies using our marketplace.

Through online user interface, users will also be able to generate on-demand customized transaction and financial information, which provides users a useful tool for their business management.

Corporate Travel Service

We also provide corporate clients in China with corporate travel services including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. By centralizing their travel management functions, our corporate clients can reduce their travel costs and the associated administrative burden. We also assist companies in planning, executing and streamlining their travel budgets. We have developed an online business travel management system which is an advanced booking engine with additional functionalities tailored to our corporate customers. Our user-friendly bilingual website located at www.eztripmart.com provides a customized interactive client interface which allows corporate clients to track employee travel applications and approvals, provide travel services, and generates on-demand customized reports that monitor business trips made by individual employees, including relevant information on hotel and airfare expenses, as well as travel outlays over any given period, with a breakdown by city, by employee or by department or branch.

Marketing and Branding

We market our services through a combination of viral and influencer marketing, traditional media advertising and co-marketing with established brands.

Viral and Influencer Marketing. We seek to enter into long-term cooperation relationship with top air-ticketing and travel agencies in each major market throughout China who will benefit from the efficiency of our marketplace and increase their business volume, which will in turn attract more ticketing and travel agencies to our marketplace to conduct business. We will also seek to develop and strengthen our relationships with executives of our corporate customers, who form part of the “new wealth class” that we also target.

Cross-Marketing Relationships. We seek to expand our market reach by entering into cross-marketing agreements with companies that have a large customer base and strong brand recognition. We believe that we are able to reach more customers and capitalize on their brand recognition in promoting our services and in enhancing our credibility. We have developed co-marketing agreements with some of the largest international and domestic companies, including major telecommunications service providers and major financial institutions, with a view to establishing our brand.

The following sets forth a brief description of our co-marketing arrangements with these companies:

  Under the terms of our agreements with American Express, we will be one of the service providers for travel related value-priced products and services to American Express card members through a co-branded portal on the American Express Global eShop. American Express will receive a commission for the reservations they generate for us.

  Under the terms of our agreements with American Express, we will be a non-financial institution promoter of American Express’ travelers cheque products. We will receive a commission for the travelers cheques purchased by customers referred by us.

Traditional and Online Marketing. Our traditional media advertising efforts include magazine advertising. The focus of our media advertising efforts is to promote awareness of our brand among our potential customers. In addition, we will promote our websites on leading Internet search engines and portals in China.

Membership Program. We intend to promote our brand through our loyalty program that rewards repeat customers. Our membership program will be designed to encourage repeat transactions and allow access to our state-of-the-art air ticketing marketplace. Membership in our membership program will entitle our customers to receive awards such as non-cash gifts and amenities, cash-back bonuses, and access to our online travel agent marketplace.

Supplier Relationships

We have cultivated and maintained good relationships with our travel suppliers. We have a team of employees dedicated to enhancing our relationship with existing travel suppliers and develop relationships with prospective travel suppliers. Furthermore, we have put in place procedures for screening, qualifying and approval of suppliers, verification of air ticket pricing information, and monitoring and rating of suppliers’ performance and quality of services, so as to minimize the risk for fraudulent transactions on our marketplace, improve our users’ air-ticketing experience using our travel agency marketplace and enhance the image of our travel agency marketplace as a trusted air-ticketing platform.

Technology and Infrastructure

We believe that we have a leading technology team that is intimately familiar with the travel industry in China. Our goal is to develop a high-performance, reliable, scalable and secure system in-house to support our business demands for new features and functionalities.

With a combination of proprietary in-house and third-party solutions, we have designed and built our system to handle large amounts of data flow with scalability and reliability. Our sophisticated, proprietary modular system encompasses fare management, order processing, customer relationship management, inventory control and business intelligence functions that coordinates the activities of our internal departments, clients, agents and partners within a single cohesive platform. We have also invested in an advanced, in-bound call center and a scalable network infrastructure platform utilizing hardware and software from top-tier vendors. Web-based and connected to our websites, our system is accessible from anywhere with an Internet connection.

Our infrastructure security system is designed to ensure that our users can only access and use our system according to their assigned authorization levels. We have implemented network security measures to protect us from unauthorized tampering with or security breaches of our system and will continue to strengthen security measures. These measures provide multi-level protection of our database and other key information technology systems. Our infrastructure security system, however, may not be adequate at all times and we may experience occasional security breaches. See “Risk Factors—Risks Related to Our Business—We could be liable for breaches of security on our websites and fraudulent transactions by users of our websites.”

Our Competition

We compete primarily with other domestic B2B travel e-commerce platforms in China, such as www.jinri.net.cn and www.kkkk.com.cn. We believe that among air ticket distribution platforms in China, our travel agency marketplace is to date the first and only platform that offers a comprehensive sales and fulfillment infrastructure for air ticketing that include both domestic and international routing components. Currently, we have no national or local competitor in our e-commerce international air-ticket marketplace business. However, as the airline ticket distribution business continues to grow in China, we believe that the companies already involved in the travel services industry may increase their efforts to develop their services that compete with our e-commerce air-ticketing business. The principal competitive factors include size of user base, number of listings, customer loyalty, ability to facilitate interactivity among users, technology, availability and ease of use of services, customer service and pricing, and brand recognition. We also compete with traditional travel agencies.

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the travel market in China and distinguish us from our competitors:

  The Leading online B2B marketplace for ticketing agencies. Our travel agency marketplace is innovative and unique. While there are other small-scaled online domestic air ticketing platforms, based on our careful study of these platforms and our industry insight, we believe that our airfare management system is the first in China to allow users to browse both domestic and international real-time air ticket inventory and commission schedules based on multi-segment routing. Accessible anywhere and anytime, our marketplace effectively bridges the geographic gap among travel agencies across China by consolidating and disseminating nationwide inventory and pricing information in an otherwise fragmented and inefficient air ticket reservation system. The increased efficiency in the air ticketing booking system will reduce cost of doing business and increase profitability for travel agencies, and maximize value for travelers. These factors create a powerful network effect that helps us continue to grow our user base and expand our business. We believe that the breadth and depth of our marketplace are difficult to replicate and represent a significant competitive advantage as well as barrier to entry for potential competitors. We believe that we are well-positioned to become the largest air ticketing platform in China in terms of ticketing volume and revenue.

  Focus on the needs of SME travel agencies. We focus on providing effective B2B e-commerce solutions to SME travel agencies in China, and our service offerings provide a unique value proposition that meets the needs of SME travel agencies in expanding their business outside their home city. Our low per- transaction- based fee model provides a low-cost business expansion opportunity for SME travel agencies, thereby encouraging them to continue to grow their business through our marketplace and source more business online. With SME travel agencies continuing to dominate the market share of the travel industry in China, we believe our focus on the business needs of SME travel agencies enables us to better capitalize on the growth of the travel market in China compared to those of other Internet travel companies that focus principally on consumers.

  Excellent sales force and comprehensive customer service. We have developed a well-trained sales force that continues to grow. We place significant emphasis on technology, personnel and training to facilitate consistently superior customer service and support, which we believe is critical to our long-term success. Our field and telephone sales teams are in direct daily contact with our current and prospective suppliers and customers. Our customer service and support team works closely with our sales force in identifying potential suppliers and customers, assisting in retaining existing suppliers and customers and providing customer care. We operate our centralized toll-free customer service center seven days a week to provide comprehensive and real-time assistance to our customers. Our customer service representatives are also trained to provide individualized services to our customers. To maintain and improve our customer service, we conduct periodic customer surveys through email, by telephone or in face-to-face meetings to seek feedback from our customers on matters relating to our products and services. We carefully review and analyze customer feedback to identify and anticipate customer needs, track customer satisfaction levels and better understand market trends.

  Advanced infrastructure and technology. We have developed an advanced infrastructure and technology platform with a high level of reliability, security and scalability. Our websites, www.zuwin.cn and www.eztripmart.com, have user-friendly designs with well laid-out information, and the user interfaces are custom-built in-house to exacting specifications to ensure the best user experience. We work closely with our web host to ensure that our customers can obtain the desired information and complete transactions with us quickly and securely. We have an experienced product development team dedicated to improving our customers’ experience through continuous innovation. We have built a technology platform and designed product development process to meet the dynamic needs of our customers, and we are developing new and enhanced features in response to requests, suggestions or feedback from our customers and market trends that we discern. We believe that our continuous technology innovation allows us to offer functions, tools and features that effectively address the needs of, and provide significant value to, our customers.

  Scalable platform. We have created a cost-effective transaction and service platform consisting of our customer service center and websites. Our business is highly scalable because of the low costs associated with our transaction and service platform which can handle expected increase in transaction volume without corresponding increase in operating expenses. We can hire and train new representatives for our customer service center quickly and cost-effectively to cope with the expected increase in geographic coverage and transaction volume, because of the relatively low labor cost in China, as well as our ability to efficiently train new staff to serve customers. Our technology platform offers further scalability advantages as we can upgrade our existing infrastructure with limited additional investment. Therefore, we believe that we can keep up with the expected pace of increase in our transaction volume and roll-out of new functionalities without incurring substantial incremental costs.

  Seasoned management team. Our management team combines extensive experience in e-commerce, Internet, technology, finance and travel management, with a proven track record of operating and managing e- commerce business successfully. In particular, Mr. Chui, our lead founder and chairman, has extensive experience in the e-commerce industry. Mr. Xue, our non-executive director candidate, has over 20 years of experience in the information technology industry as well as in areas of business development, corporate strategy and planning, marketing and sales, and maintains strong relationships with both the national and local governments in China. This extensive local industry experience is combined with international experience. For example, Sam Lau, our director and chief financial officer, has over 14 years of auditing, accounting and financial management experience in international accounting firm and multinational companies. Our technical personnel are intimately familiar with the airline and travel industry, enabling us to develop proprietary and innovative technologies that respond to changing market trends in travel business. Under our management team’s leadership, we have experienced substantial growth in our transaction volume and customer base and have successfully integrated the businesses we acquired into our operation.

  Strong relationships with major travel industry players. We benefit from our relationships with prominent travel service providers such as American Express and Shanghai Junli Air Service Co., Ltd. or Junli. We have entered into agreements with American Express for cross-selling and cross-marketing, including our travel services and products on AMEX’s Global eShop and American Express travelers cheques. In addition, we have entered into cooperation agreements with top-producing air ticket agencies in major Chinese gateway cities, including Junli, a prominent air ticketing agency ranked among top 2 in Shanghai, China and top 5 in China in terms of air ticketing volume as well as other dominant players in major cities such as Beijing, Guangzhou and Shenzhen. Through commercial arrangements with China PnR, an online payment platform that is widely used by most airlines, and AliPay, China’s leading online payment service by both member or users and total transaction volume, we provide our users of our marketplace with trusted platforms for transaction settlement. We believe that these arrangements enable us to more effectively expand our business and offer premium services and products to our users and customers.

We believe that our focus on technology, tailored travel services and products for businesses and high-net-worth individuals will distinguish us from the others. However, as the travel business in China continues to grow, we may face competition from new players in the travel sector in China.

Research and Development

Our research and development activities focus on developing new products and technologies. We currently have nineteen employees dedicated to research and development. We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus. We also maintain cooperative relationships with third party information technology development firms to develop and improve our technology.

Intellectual Property

Our intellectual property rights include trademarks and domain names associated with the names “EZTripMart,” “驿洲,” “Zuwin,” “足印,” “Junli,” and “军利,” and copyright and other rights associated with our websites, technology platform, booking software and other aspects of our business.

We regard our intellectual property as a factor contributing to our success. We rely on trademark and copyright law, trade secret protection, noncompetition and confidentiality agreements with our employees to protect our intellectual property rights. We require our employees to enter into agreements to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property.

We conduct our business under the “EZTripMart,” “驿洲,” “Zuwin,” “足印,” “Junli”, and “军利” brand names and logos. We have filed applications for the registration of these trademarks with the Trade Mark Office of the PRC’s State General Administration for Industry and Commerce.

We have registered over 50 domain names related to our business, including www.eztripmart.com and www.zuwin.cn, with various Chinese and foreign domain name registration services, and have full legal rights over these domain names. In addition, we have registered a copyright with the PRC State Copyright Bureau for software we independently developed for our B2B business.

Pursuant to the IP Assignment and License Agreement (as amended and restated) with Shanghai TripMart, we have agreed to assign and license to Shanghai TripMart certain trademarks and domain names relating to “EZTripMart,” “驿洲,” “Zuwin,” “足印,” “Junli,” and “军利” as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider. See “Regulation – Restrictions on Foreign Ownership – Value-Added Telecommunications Business License.”

All of our product formulations are proprietary to us or to third parties. Our online travel agent marketplace incorporates a third-party database which we are authorized to utilize pursuant to a co-development agreement, dated July 21, 2008, between us and Beijing Yulian Century Technology Development Co., Ltd. We have applied for protections in China for all of our intellectual property or proprietary technologies relating to the formulations of our products. See “Risk Factors — Risks Related to Our Business — If we are unable to prevent others from using our intellectual property, or if we infringe on the intellectual property rights of others, our business may be harmed and we may be exposed to litigation.” Although we believe that, as of today, patents have not been essential to maintaining our competitive market position, we intend to assess appropriate occasions in the future for seeking patent and copyright protections for those aspects of our business that provide significant competitive advantages.

Regulation

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, advertising and value-added telecommunications businesses in China. As a result, we conduct these businesses in China through contractual arrangements disclosed elsewhere herein, between our indirect subsidiary, Suzhou TripMart, and Shanghai TripMart, a travel agency and a value-added telecommunication service provider. We believe our conduct of business through these contractual arrangements complies with existing PRC laws, rules and regulations.

Restrictions on Foreign Ownership

Air-ticketing – According to the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) and relevant foreign investment regulations regarding civil aviation business, a foreign investor currently cannot own 100% of an air-ticketing agency in China, except for Hong Kong and Macau aviation marketing agencies. In addition, foreign-invested air-ticketing agencies are not permitted to sell passenger tickets for domestic flights in China.

Travel Agency – The principal regulations governing foreign ownership of travel agencies in China is the Establishment of Foreign-controlled and Wholly Foreign-owned Travel Agencies Tentative Provisions, as amended in February 2005, and the Travel Agencies Rules (2009). On August 10, 2007, the National Tourism Administration and Ministry of Commerce jointly promulgated a notice on the establishment and operation of travel agencies owned by Hong Kong or Macau tourism operators, which became effective on January 1, 2008. Currently, qualified foreign investors have been permitted to establish or own a travel agency upon the approval of the PRC government, subject to considerable restrictions as to its scope of business. For example, other than travel agencies with investments from Hong Kong or Macau tourism operators in the Guangxi, Hunan, Hainan, Fujian, Jiangxi, Yunnan, Guizhou and Sichuan regions being permitted to arrange for the travel of residents in the aforementioned regions from mainland China to Hong Kong and Macau, foreign invested travel agencies cannot arrange for the travel of persons from mainland China to Hong Kong, Macau, Taiwan or any other country. The Travel Agency Rules (2009) lifted certain restrictions under the previous rules and regulations, such as the requirements of operating history and financial on the foreign investors of foreign invested travel agencies as well as the restrictions on foreign invested travel agencies’ ability to set up branches in China.

Online Advertising – The principal regulations governing foreign ownership of advertising agencies in China are the Foreign Investment Industrial Guidance Catalogue (2007) and the Administrative Regulations Concerning Foreign Invested Advertising Enterprises (2008). Under these regulations, foreign investors are allowed to own 100% of an advertising agency in China subject to certain qualification requirements. However, for those advertising agencies who provide online advertising service, foreign ownership restrictions on the value-added telecommunications business are still applicable.

Value-added Telecommunications Business License – The principal regulations governing foreign ownership of the telecommunications related value-added service provision business in China include:

  Administrative Rules for Foreign Investments in Telecommunications Enterprises (2001), as amended in 2008; and

  Foreign Investment Industrial Guidance Catalogue (2007).

Under these regulations, a foreign entity is prohibited from owning more than 50% of a PRC entity that provides value-added telecommunications services.

In July 2006, Ministry of Information Industry, which is now named Ministry of Industry and Information Technology, or MII, issued the Circular on Intensifying the Administration of Foreign Investment in Value-added Telecommunication Business which states that a domestic company that holds a value added telecommunications business license is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance in forms of resources, sites or facilities to foreign investors that conduct value-added telecommunications business illegally in China. Furthermore, the relevant trademarks and domain names used in the value-added telecommunications business shall be owned by the local value-added telecommunications license holder or its shareholder(s). Due to the lack of further necessary interpretation from the regulator, it remains unclear what impact the above circular will have on us or other Chinese Internet companies that have adopted the same or similar corporate and contractual structures as ours.

General Regulation of Businesses

Air-ticketing – The air-ticketing business is subject to the supervision of China Aviation Transportation Association, or CATA, and its regional branches. Currently the principal regulation governing air-ticketing in China is the Rules on Cognizance of Qualification for Civil Aviation Transporting Marketing Agencies (2006) which became effective on March 31, 2006. Under these regulations, any entity that wishes to conduct the air-ticketing business in China must apply for an air-ticketing permit from CATA. The regulations provide for a transitional grace period for air-ticketing agencies that have obtained a valid license from CAAC or its regional branch prior to the promulgation of the new rules. These agencies are permitted to use their original licenses until such licenses expire.

Travel Agency – The travel industry is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulations governing travel agencies in China are:

  Travel Agencies Rules (2009); and

  Implementing rules of the Travel Agencies Rules (2009).

Under these rules, a travel agency must obtain a license from the China National Tourism Administration or provincial-level tourism administration to conduct cross-border travel business, and a license from the provincial-level or city-level tourism administration to conduct domestic travel agency business.

Advertising – The State Administration for Industry and Commerce, or SAIC, is responsible for regulating advertising activities in China. The principal regulations governing advertising (including online advertising) in China include:

  Advertising Law (1994);

  Administration of Advertising Regulations (1987); and

  Implementing rules of the Administration of Advertising Regulations (2004).

Under these regulations, any entity conducting advertising activities must obtain a business license which scope of business specifically includes advertising business from the local Administration of Industry and Commerce.

Value-added Telecommunications Business and Online Commerce – Our provision of travel-related content on our websites is subject to PRC laws and regulations relating to the telecommunications industry and Internet, and regulated by various government authorities, including MII and SAIC. The principal regulations governing the telecommunications industry and Internet include:

  Telecommunications Regulations (2000);

  The Administrative Measures for Telecommunications Business Operating Licenses (2001); and

  The Internet Information Services Administrative Measures (2000).

Under these regulations, Internet content provision services are classified as value-added telecommunications business, and a commercial operator of such services must obtain a value-added telecommunications business license from the appropriate telecommunications authorities to conduct any commercial value-added telecommunications operations in China. With respect to online commerce, there are no specific PRC laws at the national level governing online commerce or defining online commerce activities, and no government authority has been designated to regulate online commerce. There are existing regulations governing retail business that require companies to obtain licenses to engage in the business. However, it is unclear whether these existing regulations will be applied to online commerce.

Regulation on Software Development Activities – The Administrative Measures on Software Products promulgated by the MII on October 27, 2000 regulate the development and sale of computer software or software embedded in information systems or equipment provided to users and computer software in conjunction with computer information systems integration or application services or other technical services in China. The measures prohibit the development, production, sale, export or import of software products that infringe third-party intellectual property rights, contain computer viruses, endanger the safety of computer systems, contain content prohibited by the PRC government or do not comply with applicable software standards of the PRC. All software products to be sold or operated in China must be tested by a testing organization authorized by the MII and approved by, and registered with, the MII or its provincial-level counterparts. The registration is valid for a five-year period and can be renewed. The measures also require software product manufacturers to have a business scope that includes computer software business (including software technology development or production of software products), have the conditions and technical strength for software production, and have a fixed production base and the procedures and capability to guarantee product quality.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE, for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress, the Chinese legislature, passed the new Enterprise Income Tax Law, or New EIT Law, which became effective on January 1, 2008. The New EIT Law applies a unified enterprise income tax, or EIT, rate at 25% to both FIEs and domestic invested enterprises. According to a grandfathering provision of the Notice on Transitional Preferential Policies of Enterprise Income Tax published by the State Council, enterprises that are subject to an EIT rate below 25% may continue to enjoy such lower rate which will be gradually transitioned to the new EIT rate within five years of the effective date of the New EIT Law, and enterprises that are currently entitled to exemptions from, or reductions in, applicable EIT for a fixed term may continue to enjoy such treatment until the fixed term expires.

Under the New EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. “Administrative Measures for Assessment of High-New Tech Enterprises,” or Measures, and “Catalogue of High/New Tech Domains Strongly Supported by the State,” or Catalogue (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the New EIT Law. We plan to apply for High- and New-Technology Enterprise designation for Suzhou TripMart. However, there can be no assurance that Suzhou TripMart will qualify as a High- and New-Technology Enterprise.

Dividend Distribution

The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

  The Wholly Foreign-owned Enterprise Law (1986), as amended in October 2000;

  Implementation Rules under the Wholly Foreign-owned Enterprise Law (1990), as amended in 2001;

  Company Law of the PRC (2005); and

  Enterprise Income Tax Law and its Implementation Rules (2007).

Under these regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Under the New EIT Law, dividends, interests, rent, royalties and gains on transfers of property payable by a FIE in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax.

Under the New EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax on non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Notwithstanding the foregoing provision, the New EIT Law also provides that, if a resident enterprise directly invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested enterprise are exempted from income tax, subject to certain conditions. However, it remains unclear how the PRC tax authorities will interpret the PRC tax resident treatment of an offshore company, like us, having indirect ownership interests in PRC enterprises through intermediary holding vehicles.

Moreover, under the New EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC.

Environmental Matters

Our operations are not subject to any environmental regulations.

Employees

As of March 1, 2010, we employed a total of 110 employees. The following table sets forth the number of our employees by function.

Function	Number Of Employees (1)

Sales and Marketing Department	35
Customer Service Department	29
IT and Technical Support Department	36
Financial Department	5
Administrative Office	5
Total	110

_________________
(1) Of the 110 employees, 27 are employees of our subsidiaries and 83 are employees of our VIE, Shanghai TripMart.

Our technical personnel are intimately familiar with the airline and travel industry, enabling us to develop proprietary and innovative technologies that respond to changing market trends in travel business. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance and housing fund. We believe that we are in material compliance with the relevant PRC laws.

Seasonality

The travel industry is generally characterized by seasonal fluctuations. However, as we are still in the high growth phase, the rate of our revenue growth is expected to offset any impact caused by the seasonal nature of the travel industry.

Insurance

We maintain travel agency liability insurance for our group packaged tour business. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

Other than the travel agency liability insurance, we do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See “Risk Factors – Risks Related to Our Business – We have limited business insurance coverage in China.”

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We currently generate sufficient operating cash flows to support our working capital requirements, but our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. In the future we may require access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing, as well as our ability to manage normal relationships with our customers and creditors. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. It is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers and creditors could have further negative consequences for our business operations. If the current economic situation continues to deteriorate, we could see a more drastic reduction in the demand for our services. Such reductions and disruptions could have a material adverse effect on our business operations.

The current global financial crisis and economic slow-down has negatively impacted the travel industry in China, and could have a material adverse effect on our business.

A large part of our business is currently driven by the trends that occur in the travel industry in China, including the airline, hotel and packaged-tour sectors. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. We expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, however, the current global financial crisis and economic slow-down has negatively impacted the travel industry in China, and could have a material adverse effect on our business. According to 2008 report published by the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately $1.4 trillion) in 2003 to RMB30 trillion (approximately $4.92 trillion) in 2009, representing a compound annual growth rate of 10% . This growth led to a significant increase in the demand for travel services, and according to the China Tourism Statistical Bulletin 2008 published by CNTA, domestic tourism spending grew from RMB344.2 billion (approximately $41.6 billion) in 2003 to RMB874.9 billion (approximately $128.2 billion) in 2008, representing a compound annual growth of 20.5% . However, the recent global credit crunch has begun to affect China in general and the travel industry in particular. According to the China Tourism Statistical Bulletin 2008 published by CNTA, the number of inbound tourists in China and inbound tourism spending decreased by approximately 1.4% and 2.6%, respectively, in 2008 as compared to 2007, while domestic and outbound tourism remained reasonably strong due to the strength of the Chinese economy and its currency. The domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We expect that in the current economic environment, our operating results will increasingly depend on how well we capitalize on the efficiency of our online travel booking platforms and the quality of our services. Our business and financial performance over the short- and long-term will be adversely affected if we are unable to adjust to the current economic environment.

Our limited operating history makes evaluating our business and prospects difficult.

We established our presence in China in January, 2008 and had no substantive operations in China until entering into a series of contractual arrangements with Shanghai TripMart. As a result, we have a limited operating history for you to evaluate our business. It is also difficult to evaluate our prospective business, because we may not have sufficient experience to address the risks frequently encountered by early stage companies using new and unproven business models and entering new and rapidly evolving markets, including markets for e-commerce travel services. These risks include our potential failure to:

  obtain new customers and users of our online marketplace at reasonable cost, retain existing customers and users, encourage repeat visits and transactions on our websites;

  increase awareness of the “EZTripMart” and “Zuwin” brands and continue to build user loyalty;

  retain existing hotels, airlines and other suppliers of travel services or expand our service offerings on satisfactory terms from our travel suppliers;

  adequately and efficiently operate, upgrade and develop our IT systems and respond to technological changes;

  maintain adequate control of our expenses;

  attract and retain qualified personnel; or

  respond to competitive market conditions.

If we are unsuccessful in addressing any of these risks, our business will be materially adversely affected.

Declines or disruptions in the travel industry generally could reduce our revenue.

In addition to potential impact of economic and financial development, other adverse trends or events that tend to reduce travel and are likely to reduce our revenues include:

  an outbreak or recurrence of H1N1 influenza, avian influenza, severe acute respiratory syndrome, or SARS, or any other serious contagious diseases;

  increased prices in the hotel, airline, or other travel-related industries;

  increased occurrence of travel-related accidents; natural disasters or poor weather conditions; and

  terrorist attacks or threats of terrorist attacks or wars.

  any travel restrictions or other security procedures implemented in connection with any major events in China.

We could be severely and adversely affected by declines or disruptions in the travel industry and in many cases, have little or no control over the occurrence of such events. Such events could result in a decrease in transaction volume on our online travel agency marketplace and demand for our travel services. This decrease in demand, depending on the scope and duration, could significantly and adversely affect our business and financial performance over the short- and long-term.

If we fail to increase our brand recognition, we may face difficulty in obtaining new business partners and customers, and our business may be harmed.

We believe that establishing, maintaining and enhancing the “EZTripMart” and “Zuwin” brand is a critical aspect of our efforts to grow our customer base and obtain new business partners. Some of our potential competitors already have well-established brands in the travel industry. The promotion of our brand will depend largely on our success in maintaining a sizeable and active customer base, providing high- quality customer service and organizing effective marketing and advertising programs. If our current customer base significantly declines, or the quality of our customer services substantially deteriorates, or if we fail to cost-effectively promote and maintain our brand, our business, operating results and financial condition would be materially and adversely affected.

We may not be able to compete successfully against our current or future competitors.

We face many sources of competition, including other online travel services, such as www.jinri.net.cn and www.kkkk.com.cn and traditional travel agencies. Our online travel agency marketplace faces competition from Chinese online B2B travel companies. The competitive factors in our industry include, among others, size of user base, number, quality and “freshness” of listings of travel products and services, user loyalty, ability to facilitate interactivity among users, brand recognition, technology, availability and ease of use of services, customer service and pricing. We cannot assure you that we will be able to compete effectively. In particular, some of our existing and future competitors may have:

  greater financial and other resources;
  larger sales and marketing networks;
  greater knowledge of markets into which we seek to enter;
  more extensive research and development and technical capabilities;
  greater pricing flexibility;
  patent portfolios that may present an obstacle to our conduct of business; and
  stronger brand recognition.

As a result, we may be unable to offer services and products that are more desirable than those offered by our competitors, market our services and products as effectively as our competitors or otherwise respond successfully to competitive pressures. Our competitors may also be able to offer discounts on their service offerings, and we may not be able to profitably match those discounts. Furthermore, our competitors may develop technologies that are more effective than those we currently offer or that render our services and products obsolete or uncompetitive. In addition, the timing of the introduction of competing services into the market could affect the market acceptance and market share of our services and products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operations and prospects.

Our marketplace also faces indirect competition from other marketing service providers, including Internet search engines and traditional marketing channels such as trade magazines, classified advertisements and outdoor advertising.

We also face competition from other travel service providers in China and abroad that may enter China in the future. We may face more competition from hotels and airlines as they form alliances with other travel service providers. In addition, like all other travel service providers, we do not have exclusive arrangements with our travel suppliers. The combination of these two factors means potential entrants to our industry face relatively low entry barriers.

Our quarterly results are likely to fluctuate because of seasonality in the travel industry in China.

Our business experiences fluctuations, reflecting seasonal variations in demand for travel services. For example, the first quarter of each year generally contributes the lowest portion of our annual net revenues primarily due to a slowdown in business activity around and during the Chinese New Year holiday, which occurs during the period. Consequently, our revenues may fluctuate from quarter to quarter.

Our business may be harmed if our infrastructure and technology are damaged or otherwise fail or become obsolete.

Our customer service center and our computer and communications systems may be vulnerable to damage or interruption from human error, computer viruses, fire, flood, power loss, telecommunications failure, physical or electronic break-ins, sabotage, vandalism, natural disasters and similar events. We do not have a comprehensive disaster recovery solution and do not carry business interruption insurance to compensate us for losses that may occur.

We use an internally developed software system that supports nearly all aspects of our online travel agency marketplace activities and our booking transactions. Our business may be harmed if we are unable to upgrade our systems and infrastructure quickly enough to accommodate future traffic levels, or to avoid obsolescence, or successfully integrate any newly developed or purchased technology with our existing system. Capacity constraints could cause unanticipated system disruptions, slower response times, poor customer service, impaired quality and speed of reservations and confirmations, and delays in reporting accurate financial and operating information. These factors could cause us to lose customers and suppliers, which will have a material and adverse effect on our results of operations and financial condition.

Our business depends substantially on the continuing efforts of our key executives, and our business may be severely disrupted if we lose their services.

Our future success depends heavily upon the continued services of our key executives. We rely on their expertise in business operations, finance and travel services and on their relationships with our shareholders, suppliers and regulators. We do not maintain key-man life insurance for any of our key executives. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them. Therefore, our business may be severely disrupted and we may incur additional expenses to recruit and train personnel, our financial condition and results of operations may be materially and adversely affected.

In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers. Each of our executive officers has entered into an employment agreement with us that contains confidentiality and non- competition provisions. If any disputes arise between our executive officers and us, we cannot assure you of the extent to which any of these agreements would be enforced in China, where most of these executive officers reside and hold most of their assets, in light of the uncertainties with China’s legal system. See “—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us.”

PRC laws and regulations restrict foreign investment in the air-ticketing, travel agency, advertising and value-added telecommunications businesses, and substantial uncertainties exist with respect to the application and implementation of PRC laws and regulations.

We are a U.S. company and therefore a foreign person under PRC law. Due to foreign ownership restrictions in the PRC air-ticketing, travel agency, online advertising and value-added telecommunications industries, we conduct part of our business through the Commercial Agreements with Shanghai TripMart, our VIE, which holds the licenses and approvals that are essential for our business operations. Our PRC counsel has advised us that each Commercial Agreement is legally effective and binding upon each party to the Agreement under PRC laws and enforceable against the party in accordance with its terms, as more specifically described in the opinion attached as an exhibit to our current report on Form 8-K filed with the SEC on March 30, 2009. There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Therefore, we cannot assure you that the PRC government would ultimately agree that the Commercial Agreements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted by governmental authorities in the future. If we and Shanghai TripMart are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities would have broad discretion in dealing with such violation, including, without limitation, levying fines, confiscating our income, and/or the income of Shanghai TripMart, revoking our business licenses, and/or the business licenses of Shanghai TripMart, requiring us to restructure our ownership structure and/or our contractual arrangements with Shanghai TripMart, and requiring us or Shanghai TripMart to discontinue any portion or all of our value-added telecommunications, air-ticketing, travel agency or advertising businesses. Any of these actions could cause significant disruption to our business operations, and may materially and adversely affect our business, financial condition and results of operations.

If Shanghai TripMart violates our contractual arrangements with it, our business could be disrupted, our reputation may be harmed and we may have to resort to litigation to enforce our rights which may be time-consuming and expensive.

As the PRC government restricts foreign ownership of value-added telecommunications, air-ticketing, travel agency and online advertising businesses in China, we conduct our business through the Commercial Agreements between, our PRC operating subsidiary, Suzhou TripMart, and our VIE, Shanghai TripMart. We rely on the Commercial Agreements and the Proxy Agreement to control and operation Shanghai TripMart. These contractual arrangements are not as effective in providing control as direct ownership of these businesses. If Shanghai TripMart or Shanghai Junli violates our contractual arrangements with it by, among other things, failing to operate our online travel agency marketplace or travel business in an acceptable manner, we would have to rely on the PRC legal system for the enforcement of such agreements, the result of which could be uncertain. Any legal proceeding could result in the disruption of our business, damage to our reputation, diversion of our resources and incurrence of substantial costs.

See “—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us.”

Our subsidiaries and VIE are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We are a holding company incorporated in the United States. We rely on consulting and other fees paid to us by Shanghai TripMart, our VIE, and dividends from our subsidiary, Suzhou TripMart, both of which are PRC operating companies. Current PRC regulations permit Suzhou TripMart to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain reserve funds until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Further, if Suzhou TripMart and Shanghai TripMart incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements.

Pursuant to the New EIT Law, its Implementation Rules and Circular Caishui (2008) No. 1 issued by Ministry of Finance of China on February 22, 2008, the dividends declared out of the profits earned after January 1, 2008 by a FIE, established in the PRC to its immediate holding company outside China would be subject to a 10% withholding taxes unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Our subsidiary in China is considered an FIE and is directly held by our subsidiary in Hong Kong. According to Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income agreed between the Mainland and Hong Kong Special Administrative Region in August 2006, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. On April 4, 2007, the State Administration of Taxation issued a Circular on Interpretation and Implementation of Relevant Terms of Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income. Since the preferential withholding tax is subject to the verification by competent taxation authorities in PRC, it remains uncertain whether our subsidiary in Hong Kong actually would be able to enjoy preferential withholding taxes for dividends distributed by our subsidiary in China.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. It remains unclear how the PRC tax authorities will interpret such a broad definition. If the PRC tax authorities determine that we should be classified as a resident enterprise, then our worldwide income will be subject to income tax at a uniform rate of 25%, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the New EIT Law also provides that, if a resident enterprise directly invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested enterprise are exempted from income tax, subject to certain conditions. However, it remains unclear how the PRC tax authorities will interpret the PRC tax resident treatment of an offshore company, like us, having indirect ownership interests in PRC enterprises through intermediary holding vehicles.

Moreover, under the New EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC. It remains unclear whether the dividends payable by our PRC subsidiary or the gains our foreign shareholders may realize will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our Shares.

Our business operations may be materially and adversely affected if we or our VIE fails to obtain or maintain all pertinent permits and approvals in the heavily regulated air-ticketing, travel agency, and Internet industries.

The Chinese government extensively regulates the air-ticketing and travel agency industries, as well as most Internet related activities. In order to conduct our business, we or our VIE, Shanghai TripMart, must possess and maintain valid permits or approvals from different regulatory authorities. Any failure to obtain or maintain any of the required permits or approvals may subject us to various penalties, such as fines or suspension of operations in these regulated businesses, which could severely disrupt our business operations. As a result, our financial condition and results of operations may be adversely affected.

Our online travel agency marketplace will become less attractive to our users and our revenue and profit would decrease materially if we are unable to attract and maintain a critical mass of travel products suppliers and buyers in our marketplace.

Since our introduction of our marketplace for air tickets, our user base is growing at a rate of over 50% per month. While we plan to roll out other functionalities on our marketplace such as hotel reservation, we will be attractive to travel products suppliers only if sufficient travel agencies use our marketplace to conduct business with suppliers. Furthermore, our marketplace will be attractive to travel agencies only if sufficient listings of travel products are offered by suppliers through our marketplace. We cannot assure you that there will be continued demand for the type of products and services listed by suppliers using our service, and a decline in the popularity of, or demand for, certain items listed on our marketplace could reduce the number of travel agencies using our marketplace. In addition, travel suppliers may choose to list their products and services on alternative platforms instead of our marketplace, which will reduce the range of products and services available to buyers and further depress activity on our marketplace. Any decline in overall activity on our marketplace may result in fewer suppliers deciding to become our members or renewing their membership. If we are unable to attract and maintain a critical mass of suppliers and travel agencies for our marketplace, the perceived usefulness of our service will decline, and our business, profitability and prospects will suffer.

Our continued growth depends on our ability to maintain our reputation as a trusted medium for suppliers and buyers to meet, communicate and facilitate business transactions.

Although our air ticket suppliers go through our qualification and approval procedures, poor quality of services of our suppliers such as slow ticketing response, refusal to issue ticket and unexpected cancellation may occur. Any of these incidents or perception of such incidents could harm our reputation, impair our ability to attract and retain registered users and cause us to incur additional costs to respond to any such incidents. If our reputation is harmed, it may be more difficult to maintain and grow our base of registered users, which would in turn materially and adversely affect our business, financial condition, results of operations and prospects.

Rapid technological change or industry developments may have a material adverse effect on our business, financial condition, results of operations and prospects.

The Internet and e-commerce industry is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. As a large part of our business is concentrated in e-commerce travel services, our future success accordingly will depend on our ability to adapt to rapidly changing technologies, adapt our service to evolving industry standards and continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the online marketplace. Any of these changes may require us to reevaluate our business model and adopt significant changes to our growth strategies and business plan. Any inability to adapt to these changes would have a material adverse effect on our business, financial condition and results of operations. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require that we incur substantial expenditures to modify or adapt our services and products or infrastructure, which could significantly reduce our profitability.

If we are unable to prevent others from using our intellectual property, or if we infringe on the intellectual property rights of others, our business may be harmed and we may be exposed to litigation.

We regard our domain names, trade names, trademarks and similar intellectual property as critical to our success. We try to protect our intellectual property rights by relying on trademark protection and confidentiality laws and contracts. The trademark and confidentiality protection in China may not be as effective in the United States. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may be inadequate to prevent the misappropriation of our proprietary technology. Any misappropriation could have a negative effect on our business and operating results.

Although we believe that our services and products do not infringe upon the intellectual property rights of others, we cannot assure you that such a claim will not be asserted against us in the future. Assertion of such claims against us could result in litigation, and we cannot assure you that we would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on reasonable commercial terms.

We may need to go to court to enforce our intellectual property rights or defend any infringement claims against us. Litigation relating to our intellectual property, regardless of its outcome, might result in substantial costs and diversion of resources and management attention. See “—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us.” In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.

We are dependent on our ability to establish and maintain favorable arrangements with our travel suppliers and distribution partners.

We are dependent on our continued relationships on favorable terms with our air, hotel and other travel service providers. However, we do not have exclusive contractual arrangements with our travel suppliers, and we must renew these contracts on an ongoing basis. We cannot assure you that we will be able to maintain satisfactory relationships, obtain favorable contractual terms with our travel suppliers or establish new relationships with travel suppliers on terms satisfactory to us.

We may not be able to execute successfully future acquisitions or manage efficiently any acquired business.

A component of our business strategy is to consider acquisitions of complementary businesses in areas that provide incremental revenue. This may require a significant commitment of management time, capital investment and other management resources. We cannot assure you that we will be successful in identifying and negotiating acquisitions on terms favorable to us. In addition, acquisitions that we complete or have completed may not be successfully integrated into our existing operations. If we are unable to execute our acquisition strategy effectively, our growth may be adversely affected.

Our business could suffer if we do not successfully manage current growth and potential future growth.

We have rapidly expanded our operations and anticipate further expansion of our operations and workforce. Our growth to date has placed, and our anticipated future operations will continue to place, a significant strain on our management, systems and resources. In addition to training and managing our workforce, we will need to continue to improve and develop our financial and managerial controls and our reporting systems and procedures. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, and any failure to do so may limit our future growth and hamper our business strategy.

We rely on services from third parties to carry out our business, and if there is any interruption or deterioration in the quality of these services, our customers may not continue using our services.

We rely on third-party computer systems and other service providers to host our websites, as well as third-party licenses for some of the software underlying our technology platform. Other third parties provide, for instance, telecommunications access lines, significant computer systems and software licensing, support and maintenance service. In addition, we rely on third-party air-ticketing agencies to issue air tickets and confirmations. Any interruption in our ability to obtain the products or services of these or other third parties, deterioration in their performance or their breach of agreements with us could impair the timing and quality of our own service.

Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of support on a timely basis or on terms as advantageous to us.

We may be subject to litigation for information provided on our websites, which may be time-consuming to defend.

Our websites contain information about hotels, flights, popular vacation destinations and other travel-related topics. It is possible that if any information, accessible on our websites, contains errors or false or misleading information, third parties could take action against us for losses incurred in connection with the use of such information. Any such claims, with or without merit, could be time consuming and costly to defend, result in litigation and divert management’s attention and resources.

We could be liable for breaches of security on our websites and fraudulent transactions by users of our websites.

We conduct a large portion of our transactions through our websites. In such transactions, secured transmission of confidential information (such as customers’ itineraries, hotel and other reservation information, credit card information, personal information and billing addresses) over public networks is essential to maintain consumer and supplier confidence. Our current security measures may not be adequate. Security breaches could expose us to litigation and possible liability for failing to secure confidential customer or supplier information and could harm our reputation and ability to attract customers and reduce website traffic and transactions.

We have limited business insurance coverage in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, other than travel agency liability insurance required for our group packaged tour business, we do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources and have a material and adverse effect on our business and operating results.

We face a greater risk of doubtful accounts as our corporate travel business increases in scale.

As we also provide travel booking services to corporate customers which generally request credit terms, we expect our accounts receivable to increase. We cannot assure you that we will be able to collect payment fully and in a timely manner on our outstanding accounts receivable from our corporate travel service customers. As a result, we may face a greater risk of non-payments in our accounts receivable and, when our corporate travel business grows in scale, we may need to make increased provisions for doubtful accounts. Our operating results and financial condition may be materially and adversely affected if we are unable to successfully manage our accounts receivable.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

We are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on the effectiveness of such companies’ internal control over financial reporting in its annual report. In addition, an independent registered public accounting firm for a public company must issue an attestation report on the effectiveness of the company’s internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2009. However, we are not subject to the auditor attestation requirement until our annual report for the year ending December 31, 2010. Accordingly our independent registered public accounting firm has not yet attested the effectiveness of our internal control and reported that our internal control over financial reporting was effective, and there is no assurance that such attestation will be issued. If we fail to maintain the effectiveness of our internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports. As a result, any failure to maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our Shares. Furthermore, we may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

We may need additional capital and we may not be able to obtain it.

We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs for the foreseeable future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. In November 2009, China’s State Council issued a directive, making tourism a strategic pillar of the Chinese national economy. However, while some of these measures benefit the overall PRC economy and our industry, they may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. In addition, since late 2007, measures to restrain inflation have also been implemented. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Future movements in exchange rates between the U.S. dollar and RMB may adversely affect the value of our Shares.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a greater fluctuation range between RMB and the U.S. dollar.

From July 21, 2005 to July 21, 2008, the RMB cumulatively appreciated approximately 21% over the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Our revenues and costs are mostly denominated in RMB, while a portion of our financial assets and our dividend payments are denominated in U.S. dollars. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Any significant revaluation of RMB or U.S. dollar may adversely affect our cash flows, earnings and financial position, and the value of, and any dividends payable on, our shares. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation gains for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollar, as U.S. dollar is our reporting currency.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because substantially all of our revenues are in the form of RMB, any restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund our business activities outside China or to make dividend payments in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008), or the Rules. Under the Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of SAFE or its local counterpart (as the case may be) is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries’ capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Online payment systems in China are at an early stage of development and may restrict our ability to expand our online commerce service business.

Online payment systems in China are at an early stage of development. Although major Chinese banks are instituting online payment systems, these systems are not as widely acceptable to consumers in China as in the United States and other developed countries. The lack of wide acceptance of online payment systems and concerns regarding the adequacy of system security may limit the number of online commerce transactions that we can service. If online payment services and their security capabilities are not significantly enhanced, our ability to grow our online business may be limited.

The Internet market has not been proven as an effective commercial medium in China.

The market for Internet products and services in China has only recently begun to develop. The Internet penetration rate in China is lower than those in the United States and other developed countries. Since the Internet is an unproven medium for commerce in China, our future operating results from online services will depend substantially upon the increased use and acceptance of the Internet for distribution of products and services and facilitation of commerce in China.

The Internet may not become a viable commercial marketplace in China for various reasons in the foreseeable future. More salient impediments to Internet development in China include:

  consumer dependence on traditional means of commerce;

  inexperience with the Internet as a sales and distribution channel; inadequate development of the necessary infrastructure to facilitate online commerce;

  concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business and settling payment over the Internet;

  inexperience with credit card usage or with other means of electronic payment; and

  limited use of personal computers.

If the Internet is not widely accepted as a medium for online commerce in China, our ability to grow our online business would be impeded.

The continued growth of the Chinese Internet market depends on the establishment of an adequate telecommunications infrastructure.

Although private sector Internet service providers currently exist in China, almost all access to the Internet is maintained through State-owned telecommunication operations under the administrative control and regulatory supervision of China’s Ministry of Information Industry. In addition, the national networks in China connect to the Internet through government-controlled international gateways. These international gateways are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure, China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to aggressively develop the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands associated with continued growth in Internet usage.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our wholly-owned subsidiary incorporated in China. Our subsidiary is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on our VIE, Shanghai TripMart, to honor its service agreements with us. Almost all of these agreements are governed by PRC law and disputes arising out of these agreements are expected to be decided by arbitration in China. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We have attempted to comply with the PRC government regulations regarding licensing requirements by entering into a series of agreements with our VIE. If the PRC laws and regulations change, our business in China may be adversely affected.

To comply with the PRC government regulations regarding licensing requirements, we have entered into a series of agreements with our VIE, Shanghai TripMart, to exert our operational control over it and secure consulting fees and other payments from it. Although we believe that our ownership structure of Suzhou TripMart and conduct of business through a series of commercial arrangements with Shanghai TripMart are not in conflict with existing applicable PRC laws and regulations, we cannot assure you that we will not be required to restructure our ownership structure and/or our contractual arrangements with Shanghai TripMart, in order to comply with regulator’s interpretation of existing laws and regulations, and changing and new PRC laws and regulations. Restructuring of our operations may result in disruption of our business, diversion of management attention and the incurrence of substantial costs.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or the Nasdaq Stock Market. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes the board of directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our principal executive offices and base of operations are located in Shanghai, China. We and Shanghai TripMart currently lease approximately 601 and 577 square meters of space, respectively, in Shanghai, China from Shanghai Yingdafang Properties Co., Ltd., which leases expire on October 31, 2017. Under the lease agreement, we and Shanghai TripMart pay a monthly rent of RMB 18,304 and RMB 17,567, respectively, subject to a 5% annual increase beginning November 1, 2009. We believe that all leased space is in good condition and the property is adequately insured by the owner.

ITEM 3.	LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware, other than those in the ordinary course or business which liabilities, if any, are not expect to have a material adverse effect on our financial politics, results of operations or cash flows..

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BDEV” on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
First Quarter	1.10	0.80
Second Quarter	1.65	0.80
Third Quarter	1.65	1.65
Fourth Quarter	1.65	1.19

Year Ended December 31, 2008	1.10	1.05
First Quarter	1.05	1.05
Second Quarter	1.05	1.05
Third Quarter	1.05	1.05
Fourth Quarter	1.10	1.05

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 30, 2010, there were approximately 162 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2009 for each category of our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	4,000,000
Total	-	-	4,000,000

___________________
(1) 2009 Equity Incentive Plan – Our board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan, or the 2009 Plan. The 2009 Plan permits grant of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and stock grants to employees, directors and consultants of the Company or of any of our related entities, which include our subsidiaries or any entities which are not subsidiaries but any entity in which we have a direct or indirect significant interest. The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010. We have reserved an aggregate of 4,000,000 shares of our common stock for issuance under the 2009 Plan. No award has been granted.

Transfer Agent and Registrar

Our registrar and transfer agent is STALT, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, California 94025. Their telephone number is (650) 321-7111.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

On March 30, 2009, we issued shares of our common stock to the shareholders of TripMart, a BVI company, as described in our Current Report on Form 8-K filed with the SEC on March 30, 2009. The total consideration for the 14,200,000 shares of our common stock was 10,000 shares of TripMart, which is all the issued and outstanding capital stock of TripMart. The number of our shares issued to the shareholders of TripMart was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Other than described above, during the fiscal year ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a holding company that operates through our indirectly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company specializing in developing products and services, marketing strategies and business solutions and for SME travel agents. We also provide travel management services and products to SME corporate clients throughout China, as well as travel products and services to the emerging class of free independent travelers, or FITs.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, advertising and value-added telecommunications businesses in China. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart, our PRC subsidiary, and Shanghai TripMart, our variable interest entity, or VIE, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China.

We conduct our business primarily through our websites located at www.zuwin.cn and www.eztripmart.com. Our travel agent marketplace located at www.zuwin.cn provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agents can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability. Since the launch of the trial run of the domestic air ticket marketplace in October 2008, we have experienced significant growth in our user base. We officially rolled out our online air ticket marketplace for both domestic and international ticketing in March, 2009 and expect to become a dominant player in the B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue.

Through our user-friendly bilingual website located at www.eztripmart.com, we provide organizations and free independent travelers, or FITs, in China a range of corporate travel products and services including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We also assist companies in planning, executing and streamlining their travel budgets through web-based functionalities tailored to our corporate customers. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized toll-free, customer service center and websites.

Our sales revenue grew by 100% in the year ended December 31, 2009 to $1,930,989, from $0 in the year ended December 31, 2008. Net loss increased by 196% in the year ended December 31, 2009 to a $667,863 net loss from a $225,591 net loss in the year ended December 31, 2008 due to significant increase in general and administrative expenses in connection with the significant ramping up of our operations in 2009.

Principal Factors Affecting our Financial Performance

Global and Chinese Economic Environment and Demand for Travel Services

We expect that our financial results will continue to be affected by the overall growth rate of the economy and demand for travel services in China and the rest of the world. According to a 2007 report published by the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB30 trillion (approximately US$4.92 trillion) in 2009, representing a compound annual growth rate of approximately 10%. This growth led to a significant increase in the demand for travel services, and according to the China Tourism Statistical Bulletin 2008 published by China National Tourism Administration, or CNTA, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB874.9 billion (US$105.7 billion) in 2008, representing a compound annual growth of 20.5% . Recently, the Chinese central government has put unprecedented emphasis on the tourism industry. In November 2009, China’s State Council approved the Guidelines to Accelerate the Development of Tourism Industry, making tourism a strategic pillar of the Chinese national economy. We expect to benefit from a strong Chinese economy and the growth momentum of the tourism industry resulting from these policymaking initiatives.

However, while we expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, the recent global financial crisis and economic slow-down could have a material and adverse effect on the travel industry in China, which in turn would cause a negative effect on our business. The recent global credit crunch is impacting travel spending in China. According to the China Tourism Statistical Bulletin 2008 published by CNTA, the number of inbound tourists in China and inbound tourism spending decreased by approximately 1.4% and 2.6%, respectively, in 2008 as compared to 2007, while domestic and outbound tourism remained reasonably strong due to the strength of the Chinese economy and its currency. The domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We expect that in the current economic environment, our operating results will increasingly depend on how well we capitalize on the efficiency of our online travel booking platforms and the quality of our services.

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

Disruptions in the Travel Industry

Travelers tend to modify their travel plans based on the occurrence of events such as:

  an outbreak or recurrence of H1N1 influenza, avian influenza, severe acute respiratory syndrome, or SARS, or any other serious contagious diseases;

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

Since the launch of our domestic air ticket marketplace in October 2008, our user base is growing at an average rate of 10% per month. In March 2009, we officially launched our travel online agency marketplace with both domestic and international ticketing capabilities and expect to become a dominant player in B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue. As our user base and transaction volume on our marketplace continue to grow, revenues generated from our travel agency marketplace are expected to surpass those from our travel related services. Currently, we allow our users to search, find, communicate and conduct business with air ticket suppliers in our marketplace free of charge. When an air ticket is issued, we then charge a fee that is a fixed rate based on the amount of that transaction. We are monitoring the growth of our user base, transaction volume and overall market acceptability of our travel agency marketplace, and will review and evaluate our pricing structure and may make adjustments as appropriate to maximize our profitability.

Taxation

United States, British Virgin Islands, Hong Kong

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

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We base these estimates on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. We periodically evaluate these estimates based on available information and experience. Our actual results may differ from these estimates under different assumptions or conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

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

  Revenue recognition. Our revenues for year 2009 are derived from travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$110,934; (ii) commissions from booking air and train tickets of US$266,279; (iii) transaction fees (net of third-party payment transaction charges) for air tickets sold on our online travel agent marketplace of US$130,450; and (iv) service fees for management consulting and technical services of US$365,205 and $1,058,121, respectively, in accordance with the respective terms of the management consulting and technical services agreements. We recognize such revenues if and when the customer’s non- refundable offer is fulfilled or air-ticketing is transacted on our online ticketing platform, or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

  Trade receivables. In the normal course of business, we extend credit to customers. Trade receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, we evaluate our trade receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Trade receivables are charged off against the allowance after management determines the potential for recovery is remote.

  Allowance of doubtful accounts. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and we consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

  Property and equipment, net. Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal depreciation rates are: office and computer equipment – 20% to 33⅓%; motor vehicles –25%; leasehold improvements – over the term of the lease. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to statement of operations.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%, except as to development projects in progress.

  Concentrations of credit risk. During the current reporting period, no customer contributed 10% or more to our gross revenue from the travel agency businesses. Our entire service fees for management consulting and technical services were received from Shanghai Junli. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2009, our cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, we extend credit based on an evaluation of the customer’s financial condition. As of December 31, 2009, the receivables due from an individual customer and Shanghai Junli represented 14.45% and 49.87% of our net trade receivables respectively. We generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

  Income taxes. We use the asset and liability method of accounting for income taxes pursuant to Accounting Standard Codification (“ASC”) 740 “Income Taxes,” formerly Statement of Financial Accounting Standards (“SFAS”) 109 “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Comprehensive income. We adopted ASC 220 “Comprehensive Income”, formerly SFAS 130 “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive loss include net loss and foreign currency translation adjustments.

  Foreign currency translation. The functional currency of BDS is US$, TripMart and TripMart HK are HKD, and Suzhou TripMart and Shanghai TripMart are RMB. BDS, its subsidiaries and variable interest entity maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. For financial reporting purposes, the financial statements of BDS, its subsidiaries and variable interest entity which are prepared using the functional currency have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ deficit is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive income, a component of stockholders’ deficit.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated in dollars.

	Fiscal Year Ended
			Percent
			Increase
	2009	2008	(Decrease)
Net Revenues	$1,779,096	$0	100%
Selling Expenses	51,950	0	100%
General and Administrative Expenses	2,376,705	226,453	950%
Operating Loss	(649,559)	(226,453)	187%
Financial Expenses	17,180	0	100%
Other Income, net	727	862	(16%	)
Loss Before Income Taxes	(666,012)	(225,591)	195%
Income Taxes	1,851	0	100%
Net Loss	$(667,863)	$(225,591)	196%

Net Revenues. Our net revenues increased from $0 in 2008 to $1,779,096 in 2009, representing a growth rate of 100% in a year. Such increase in net revenues is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. We earned revenues substantially through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the business travel management, travel products and services and online travel agency marketplace business conducted by Shanghai TripMart. We earn additional consulting revenues from the management consulting services agreement and the technical services agreement we entered into on August 1, 2009 with Shanghai Junli. We expect to continue to experience substantial growth of our online travel agency marketplace and grow our business by offering more new products and services.

Selling Expenses. Our selling expenses increased from $0 in 2008 to $51,950 in 2009, representing a growth rate of 100% in a year. Such increase in our selling expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Our selling expenses consist mainly of advertising, marketing and promotional expenses.

General and Administrative Expenses. Our general and administrative expenses increased from $226,453 in 2008 to $2,376,705 in 2009, representing a growth rate of 950% in a year. Such increase in our general and administrative expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increase of legal and other professional fees.

Financial Expenses. Our financial expenses increased from $0 in 2008 to $17,180 in 2009, representing a growth rate of 100% in a year. Such increase in our financial expenses is primarily due to our reverse acquisition of TripMart on March 30, 2009, before which we were a shell company and had no operations. Our financial expenses consist mainly of interest on short-term working capital loans and a promissory note to a shareholder (on which interest stopped accruing beginning December 1, 2009).

Other Income (Net). Our other income decreased from $862 in 2008 to $727 in 2009, representing a decrease of 16% in a year. Other income consists primarily of interest income earned on our bank cash balances. The decrease in our other income is primarily due to the reduction of bank cash balances and lower deposit interest rate in 2009.

Loss Before Income Taxes. Our loss before income taxes increased from $225,591 in 2008 to $666,012 in 2009, representing a growth rate of 195% in a year. Such increase was primarily due to the significant increase in our operating expenses discussed above as a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. In light of the weakened economic conditions and the expanded operations scale, we have implemented cost effective measures to maximize our benefits from general and administrative expenses that we incur.

Income Taxes. Our income taxes increased from $0 in 2008 to $1,851 in 2009, representing an increase of 100% in a year. Such increase was primarily due to Suzhou TripMart having generated taxable income in year 2009, notwithstanding we incurred a net operating loss as a whole due to the significant increase in operating expenses as discussed above.

Net Loss. Our net loss increased from $225,591 in 2008 to $667,863 in 2009, representing a growth rate of 196% in a year. Such increase was primarily due to the significant increase in our operating expenses as discussed above as a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $46,092. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Year Ended
			Change
	2009	2008	(%)
Net cash provided by (used in) operating activities	$872,699	$(281,788)	410%
Net cash used in investing activities	(1,054,394)	(1,516,899)	(30%	)
Net cash provided by financing activities	200,749	1,821,318	(89%	)
Effect of exchange rate changes on cash and cash equivalents	(677)	420	(261%	)
Net cash flows	$18,377	$23,051	(20%	)

Operating Activities

Net cash provided by operating activities was $872,699 in year 2009, compared to net cash used in operating activities of $281,788 in year 2008. The increase is primarily a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations.

In order to increase operational efficiency, we began implementation of a program in October 2009, aimed at improving the efficiency of extensions of credit and collection of trade receivables, including the reduction or elimination of payment terms, as well as the gradual adoption third-party payment service.

Investing Activities

Our net cash used in investing activities in year 2009 was $1,054,394, compared to $1,516,899 in year 2008. Due to our strategic drive to ramp up our business beginning the second half of 2008, we incurred significant capital expenditure and prepayments in 2008 for the expansion of our operations through the development of our key IT technology, the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center. While we continued our operation expansion plan by acquiring office furniture and equipment and intangible assets, our capital expenditure during year 2009 as a whole was lower compared to that in year 2008, which primarily attributed to the decrease of our net cash used in investing activities in year 2009 from year 2008.

Financing Activities

Our net cash provided by financing activities consisting primarily of advances from a stockholder was $200,749 in year 2009, a decrease of $1,620,569 from $1,821,318 in year 2008. This decrease was primarily due to additional funds of $1,821,318 required from a stockholder of to meet the significant capital expenditure needs during year 2008 which we did not experience in year 2009. During 2009, $731,094 of cash was provided by a short-term unsecured loan from a financial institution, which was fully repaid on July 8, 2009.

Prior to November 2004, Bestway Coach Express, Inc., or Bestway, was our controlling stockholder. On November 19, 2004, Mr. Shu Keung Chui, our controlling stockholder and Chief Executive Officer, acquired all of the capital stock held by Bestway. In connection with that acquisition transaction, Mr. Chui took assignment of all of Bestway’s right, title and interest under a promissory note in the principal amount of $101,500, dated April 23, 2002, made by the Company in favor of Bestway. The principal amount under the note bears simple interest at the rate of 8% per year. From November 19, 2004, no principal payments have been made under the note. On November 16, 2009, Mr. Chui and the Company amended the note, such that effective as of December 1, 2009, the note becomes non-interest-bearing and is due and payable within 30 days of demand; provided, however that the note will become immediately due and payable in the event of a change in control of the Company. During 2009, the note accrued US$7,443 in interest. As of December 31, 2009, the outstanding balance of the amount due to Mr. Chui, including accrued interest, was $165,321.

Capital Expenditures

Our capital expenditures were $1,287,099 for year 2009. Our capital expenditures were mainly used to develop key IT technology and acquire office equipment and furniture and intangible assets in connection with our expansion of operations.

Mr. Chui from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. During 2009, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $193,306 and are repayable to Mr. Chui as an unsecured and non-interest bearing advance.

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

Obligations Under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,392) per month until July, 2011 and the expected payment as of December 31, 2009 was $83,367 in total.

We lease office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of December 31, 2009 were $3,259,102. Rental expenses under these operating leases were $294,944 for year 2009.

Seasonality

The travel industry is generally characterized by seasonal fluctuations with higher traffic during holiday seasons. However, as we are still in the high growth phase, the rate of our revenue growth is expected to offset any impact caused by the seasonal nature of the travel industry. See “Principal Factors Affecting our Financial Performance –Seasonality in the Travel Service Industry” above.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-2 are filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGE IN REGISTRANT’S CERTIFYING ACCOUNTANT.

Prior to the Company’s reverse acquisition transaction with TripMart, our independent registered public accounting firm was Child, VanWagoner & Bradshaw, PLLC (“CVB”), while TripMart’s independent registered public accounting firm was PKF, located in Hong Kong, a member firm of the PKF International Limited network of legally independent firms (“PKF”). On March 30, 2009, concurrent with the reverse acquisition transaction, our board of directors approved the dismissal of CVB, as our independent auditor, effective immediately. Concurrent with the decision to dismiss CVB as our independent auditor, our board of directors elected to continue TripMart’s existing relationship with PKF and appointed PKF as the Company’s independent auditor.

CVB’s reports on BDS’ financial statements as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the years ended December 31, 2008 and 2007 contained a going concern qualification as to BDS’ ability to continue as a going concern.

In connection with the audits of the years ended December 31, 2008 and 2007 and through March 30, 2009, there were (1) no disagreements with CVB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CVB, would have caused CVB to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We provided CVB with a copy of this disclosure on March 27, 2009, providing CVB with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. CVB furnished a letter addressed to the SEC stating that it agreed with the statements made by the Company, a copy of the letter is attached as Exhibit 16.1 to our Current Report on Form 8-K/A filed with the SEC on April 3, 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, Mr. Chui concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2009 there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers

The following sets forth information about our directors and executive officers as of the date of this annual report:

Name	Age	Position
Shu Keung Chui	47	Chairman, Chief Executive Officer and President
Sam Yuen Yee Lau	44	Director, Chief Financial Officer, Treasurer and Secretary
Jinfu Xue	54	Director

Biographies (Business Experience)

Mr. Shu Keung Chui. Mr. Chui has been Chief Executive Officer and President since January 10, 2006 and our Chairman since January 29, 2005. He currently serves as the Chairman of the Board of Shanghai Shixin Information Technology Co., Ltd., or Shixin. Mr. Chui has extensive experience in the e-commerce industry. Since April 1999, Mr. Chui has also been serving as the Chairman of the Board of Shangxin Enterprise Group Co. Ltd., and he has been a director of Superwisdom Co., Ltd. since January 2000. Prior to joining Shixin, Mr. Chui was the Business Development Manager of Hong Kong Sunflowers Travel Limited and worked for American Fabrics Co. as a Commercial Manager. Mr. Chui, is a citizen of Hong Kong and received a Bachelor of International Business degree from the Hong Kong Songren Institute.

Mr. Sam Yuen Yee Lau. Mr. Lau has been our director, Chief Financial Officer, Treasurer and Secretary since the completion of the reverse acquisition of TripMart on March 30, 2009. Mr. Lau is a practicing director of SL LEE & LAU CPA Limited. He brings to us over 19 years of experience in accounting and auditing. Mr Lau started his career in auditing by joining PricewaterhouseCoopers, Hong Kong (formerly known as Coopers & Lybrand) in 1989. From 1993 to 1997, he served as Financial Controllers at a multinational manufacturer and a regional publishing group. In 1997, he co-founded SL LEE & LAU CPA Limited . Mr. Lau is an associate member of the Institute of Chartered Accountants in England and Wales (ICAEW), a fellow member of the association of Chartered Certified Accountants, a practicing member of the Hong Kong Institute of Certified Public Accountants and an associate member of the Institute of Chartered Secretaries and Administrators of United Kingdom. Mr. Lau holds a Bachelor’s Degree (with honors) in economics and accounting from University of Kents at Canterbury, and Bachelor Degree in law (with honors) from University of London, United Kingdom.

Mr. Jinfu Xue. Mr. Xue has been our director since April 2009. He has been the Vice Chairman of Shixin Enterprise Application Software (Shanghai) Co., Ltd. since February 2007. Mr. Xue has extensive experience in telecommunications and internet e-commerce. He has over 20 years of experience serving in numerous senior management roles as well as a board member in China’s leading telecommunications and information technology industry, overseeing the development of innovative online platforms such as Shanghai Telecom Data Service Center, Shanghai Telecom Call Center, Shanghai Telecom Distance Learning Center, the “Shanghai Hotline” internet portal and Stockstar.com. Prior to joining Shixin, Mr. Xue served as the Deputy General Manager of China Unicom Shanghai Branch from 2004 to 2006. From 2000 to 2004, he served as the Deputy President of Great Wall Broadband Network Service Co., Ltd. and the General Manager of Great Wall Broadband Network Service (Shanghai) Co., Ltd. Mr. Xue holds an International Master of Business Administration degree from Hong Kong University, and an Executive Master of Business Administration degree from Asia International Open University (Macau). He is also a registered senior economist in China.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of our Company, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

Code of Ethics

On March 30, 2008, our board of directors adopted a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code replaces our prior code of ethics and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics is filed as Exhibit 14 to our Current Report on Form 8-K filed with the SEC on March 30, 2009.

Board Composition and Committees

We presently do not have an audit committee, compensation committee or nominating committee or any committee performing similar functions, as our management believes that until this point it is premature at the early stage of our management and business development to form such committees. However, our new management plans to form such committees in the future after we are listed on a national securities exchange. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

We do not have a charter governing the nominating process. The majority members of our Board of Directors, which perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth compensation information for services rendered by certain of our current and former executive officers in all capacities during the last two (2) completed fiscal years (December 31, 2009 and 2008). The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Shu Keung Chui,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sam Yuen Yee Lau,	2009	52,500	-0-	-0-	-0-	-0-	-0-	-0-	52,500
Chief Financial Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jinfu Xue,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

On March 30, 2009, we completed the reverse acquisition of TripMart, and on the same day entered into executive employment agreements with each of Shu Keung Chui, our Chief Executive Officer and President (who was a principal stockholder and a director of TripMart before the reverse acquisition), and Sam Yuen Yee Lau, our Chief Financial Officer, Treasurer and Secretary. Under the terms of their respective employment agreements, Mr. Chui will receive an annual salary of $80,000 and Mr. Lau will receive an annual salary of $70,000. Both executives are subject to customary confidentiality and non-competition covenants as provided in the employment agreements.

Mr. Chui agreed to forgo compensation from the Company during 2008 and 2009 to allow the Company to conserve cash. No other executive officer or any other employee received total annual compensation in excess of $100,000 during 2008 or 2009.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the years ended December 31, 2009 and 2008 and through the date of this report, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. Our board of directors has adopted the 2009 Equity Incentive Plan, or the 2009 Plan, effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010. No award has been granted to any director or executive officer under the 2009 Plan, although we anticipate that we will compensate our officers and directors for services to us with awards under the 2009 Plan, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2009. However, all directors are reimbursed for out-of-pocket expenses in connection the performance of the directors’ duties for the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES (2)	PERCENTAGE OF COMMON STOCK (3)

Shu Keung Chui 15/F, 200 Taicang Road Shanghai, China	12,730,934	79.02%

Sam Yuen Yee Lau 15/F, 200 Taicang Road Shanghai, China	477,912	2.97%

Jinfu Xue 15/F, 200 Taicang Road Shanghai, China	0	0%

All directors and executive officers as a group	13,208,846	81.99%

______________

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.

(2)

Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable. All shares have been restated to reflect the 5-to-1 reverse split.

(3)	Based on 16,110,147 shares of our common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

The following includes a summary of transactions during year 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Acquisition of TripMart

On March 30, 2009, we completed a reverse acquisition transaction through a share exchange with TripMart and the owners of all issued and outstanding capital stock of TripMart, including our Chairman and Chief Executive Officer, Mr. Shu Keung Chui, who held an 84% interest in TripMart prior to the reverse acquisition. Pursuant to the reverse acquisition, we acquired 100% of the outstanding capital stock of TripMart in exchange for 14,200,000 shares of our common stock, par value $0.00001. As a result of this transaction, the shareholders of TripMart became the beneficial owners of approximately 88.14% of our outstanding capital stock.

On March 28, 2009, Mr. Shu Keung Chui, the majority shareholder of TripMart, transferred 188 shares of the capital stock of TripMart to each of the other three shareholders of TripMart, Hugo Success Limited, Hongwei, LLC and EC International LLC, in consideration of their agreement to enter into the Share Exchange Agreement.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, advertising and value-added telecommunications businesses in China. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart, our PRC subsidiary, and Shanghai TripMart, our VIE, which hold the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. The principal terms of these contractual arrangements are described below. For more information, see “Description of Business – Variable Interest Entity” above.

  Technical and Management Consulting Services Agreement. Pursuant to the Services Agreement, Shanghai TripMart has agreed to engage Suzhou TripMart as Shanghai TripMart’s exclusive provider of certain technical, management consulting and related services. The Services Agreement also provides that (i) Suzhou TripMart will share with Shanghai TripMart our resources for marketing of Shanghai TripMart’s products and services; (ii) from time to time and at the request of Shanghai TripMart, Suzhou TripMart may in its sole discretion make advances to Shanghai TripMart to fund working capital or acquisitions of operating assets, or for any other purpose acceptable to Suzhou TripMart; and (iii) at Shanghai TripMart’s reasonable request, provide guarantee for Shanghai TripMart’s performance of contracts, agreements or other obligations, or to secure any working capital loan of Shanghai TripMart, provided that any guarantee provided pursuant to the Services Agreement will be secured by all of Shanghai TripMart’s assets. In consideration for our services, Shanghai TripMart agreed to pay us a service fee each calendar quarter, equal to 50% of Shanghai TripMart’s net profit (as defined in the Services Agreement) for the quarter; provided however, that no such service fee is payable until and unless the net profit is first applied to reduce any operating losses of Shanghai TripMart carried over from previous quarters.

  Equity Pledge Agreement. Pursuant to the Pledge Agreement, Shanghai Junli pledged its equity interests in Shanghai TripMart as a guarantee for Shanghai TripMart’s payment to us of services fees due and payable under the Services Agreement, the fulfillment of Shanghai TripMart’s obligations under the IP Assignment and License Agreement and the Option Agreement described below. In the event that Shanghai TripMart breaches any of its obligations under these agreements with us, we are entitled to sell the pledged equity interests and retain the proceeds from such sale to the extent not exceeding the amount of he compensation payable to us as a result of such breach.

  Intellectual Property Assignment and License Agreement. Pursuant to the IP Assignment and License Agreement, we have assigned to Shanghai TripMart without a grant fee, certain trademarks and domain names relating to the operation of our websites and Shanghai Junli’s website, as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider, and have granted Shanghai TripMart a license to use our intellectual property, including the proprietary software supporting our websites, in exchange for a monthly royalty of the greater of (i) 5% of revenue of Shanghai TripMart or (ii) RMB10,000. Under the IP Assignment and License Agreement, Shanghai TripMart granted back to Suzhou TripMart an exclusive (except as to Shanghai TripMart), royalty-free, transferrable, irrevocable, worldwide license to use the assigned marks in Suzhou TripMart’s business, with the right to sublicense, to the extent not contrary to applicable PRC laws, Shanghai TripMart’s ownership of the assigned marks during the term of the agreement.

  Option Agreement. Pursuant to the Option Agreement, Shanghai Junli or Shanghai TripMart, as the case may be, granted us an exclusive, irrevocable option to purchase all or part of its equity interests in, or all or part of the assets of, Shanghai TripMart, or the Interests, to the extent permitted by the then-effective PRC laws and regulations. The option may be exercised by us and/or any other person we designate. We intend to exercise such option at such time that applicable PRC laws and regulations removes restrictions on foreign ownership of air-ticketing, travel agencies, and value-added telecommunications businesses in China. The Option Agreement will terminate after all the Interests have been effectively transferred to us, or by our election with or without cause upon 30 days’ prior written notice to the other parties.

  Proxy Agreement. We have set up a control arrangement with Shanghai Junli pursuant to the Proxy Agreement. Under the Proxy Agreement Shanghai Junli has irrevocably appointed a PRC individual designated by us as Shanghai Junli’s proxy and attorney-in-fact, to vote on Shanghai Junli’s behalf on all matters it is entitled to vote on at every stockholders’ meeting, and to exercise Shanghai Junli’s shareholder rights. The proxy is also entitled to elect a majority of Shanghai TripMart’s directors.

Agreements with our affiliated Chinese entities

In connection with our cooperative arrangement with Shanghai Junli, as of August 1, 2009, we completed the transfer of certain key IT personnel from Shanghai Junli and an acquisition of certain software of Shanghai Junli supporting the website operated for Shanghai Junli’s business and the related hardware equipment based on net book value of the acquired assets (as confirmed by a qualified third party appraiser), and entered into a management consulting services agreement and a technical services agreement with Shanghai Junli on the same day.

  Management Consulting Services Agreement. Pursuant to a management consulting services agreement, dated August 1, 2009, or the MCSA, Junli has agreed to engage Suzhou TripMart as Shanghai Junli’s exclusive provider (except as to any affiliate of Suzhou TripMart) of certain management consulting and related services. The MCSA also provides that (i) Suzhou TripMart will share with Junli our resources for marketing of Shanghai Junli’s products and services; and (ii) from time to time and at the request of Shanghai Junli, Suzhou TripMart may in its sole discretion make advances to Shanghai Junli to fund working capital or acquisitions of operating assets, or for any other purpose acceptable to Suzhou TripMart, in which case Suzhou TripMart may request Shanghai Junli to provide security in form and substance satisfactory to Suzhou TripMart. In consideration for our services, Shanghai Junli agreed to pay us a service fee on a semi- monthly basis at such monthly rate as the parties shall from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume.

  Technical Services Agreement. Pursuant to a technical services agreement, dated August 1, 2009, or the TSA,, Shanghai Junli has agreed to engage Shanghai TripMart as Shanghai Junli’s exclusive provider (except as to any affiliate of Shanghai TripMart) of certain technical and related services, including technical services in respect of information technology aspects of Shanghai Junli’s business, and operation, testing, and provision of content for the website operated for Shanghai Junli’s business. Shanghai TripMart will direct and relay to Shanghai Junli for processing any and all air-ticketing orders received from and generated by the website operated for Shanghai Junli’s business on a real-time basis. All such internet orders and revenue generated from such website will belong to Shanghai Junli. The TSA also provides that from time to time and at the request of Shanghai Junli, Shanghai TripMart may in its sole discretion make advances to Shanghai Junli to fund working capital or acquisitions of operating assets, or for any other purpose acceptable to Suzhou TripMart. In consideration for our services, Shanghai Junli agreed to pay us a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at such per ticket (both domestic and international) rate(s) as the parties shall from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume.

Director Independence

Other than Mr. Jinfu Xue, we currently do not have any other independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by PKF and CVB for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $75,968 and $8,750, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2009 and 2008 for assurance and related services by PKF and CVB that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for professional services rendered by PKF and CVB for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for products and services provided by PKF and  CVB, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth after the signature page of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form.

Incorporation by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
No.

2.1	Share Exchange Agreement, dated March 30, 2009, among BDS, TripMart and the shareholders of TripMart signatory thereto		8-K	2.1	March 30, 2009
3.1	Certificate of Incorporation of Business Development Solutions, Inc.	X
3.2	Bylaws of the Company		Schedule 14C	Appendix D	October 11, 2002
10.1	2002 Stock Plan		Schedule 14C	Appendix G	October 11, 2002
10.2	2002 Employee Stock Compensation Plan		Schedule 14C	Appendix H	October 11, 2002
10.3	Promissory Note issued by Atlas-Republic Corporation on April 23, 2002 in favor of Bestway Coach Express Inc.		10-QSB	10.1	November 16, 2009
10.4	Share Exchange Agreement, dated June 28, 2002, among the registrant, Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc.		Schedule 14C	Appendix E	October 11, 2002
10.5	Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	Schedule 14C	Appendix E	October 11, 2002
10.6	Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	8-K	10.1	December 3, 2003
10.7	Amendment No. 1 to Promissory Note, dated April 19, 2003, between the registrant and Bestway Coach Express Inc.	10-QSB	10.2	November 16, 2009
10.8	Stock Purchase Agreement, dated July 12, 2004 among Bestway Coach Express Inc. Shu Keung Chui and the registrant	10-QSB	10.1	August 11, 2004
10.9	Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and the registrant	10-QSB	10.2	August 11, 2004
10.10	Assignment of Promissory Note and Agreement of Indemnity, dated November 19, 2004, among the registrant, Bestway Coach Express Inc. and Mr. Shu Keung Chui	10-Q	10.3	November 16, 2009
10.11	Technical and Management Consulting Services Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.8	March 30, 2009
10.12	Equity Pledge Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.9	March 30, 2009
10.13	Proxy Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.10	March 30, 2009
10.14	Intellectual Property Assignment and License Agreement, dated as of March 27, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.11	March 30, 2009

10.15	Option Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and the Shanghai Junli Air Service Co., Ltd.	8-K	10.12	March 30, 2009
10.16	Sales Contract, dated March 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Shanghai Shangxin Industrial Development Co., Ltd. (English Translation).	8-K	10.13	March 30, 2009
10.17	Agreement on Use of the International Fare Management System, dated July 21, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Beijing Yulian Century Technology (English Translation).	8-K	10.14	March 30, 2009
10.18	Portal Development Agreement, dated July 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Excelerate Technology (China) Ltd. (English Translation).	8-K	10.15	March 30, 2009
10.19	Form of Executive Employment Agreement of the Company.	8-K	10.16	March 30, 2009
10.20	Form of Director Agreement of the Company	8-K	10.17	March 30, 2009
10.21	Management Consulting Services Agreement, dated August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.1	August 4, 2009
10.22	Technical Services Agreement, dated August 1, 2009, between Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.2	August 4, 2009
10.23	Amended and Restated Intellectual Property Assignment and License Agreement, dated as of August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.3	August 4, 2009
10.24	2009 Equity Incentive Plan	10-Q	10.1	August 14, 2009
10.25	Form of Stock Option Agreement	10-Q	10.2	August 14, 2009

10.26	Form of Stock Appreciation Rights Agreement		10-Q	10.3	August 14, 2009
10.27	Form of Restricted Stock Award Agreement		10-Q	10.4	August 14, 2009
10.28	Amendment No. 2 to Promissory Note, dated November 16, 2009, between the registrant and Mr. Shu Keung Chui		10-Q	10.4	November 16, 2009
14	Code of Ethics, adopted March 30, 2009		8-K	14	March 30, 2009
16	Letter of Child, Van Wagoner & Bradshaw, PLLC, dated April 2, 2009		8-K/A	16.1	April 3, 2009
21	List of Subsidiaries		8-K	21	March 30, 2009
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99	Opinion of Fangda Partners, PRC counsel		8-K	99	March 30, 2009

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

BUSINESS DEVELOPMENT SOLUTIONS, INC.

By:	/s/ Shu Keung Chui
Shu Keung Chui
President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2010.

Signature	Title

/s/ SHU KEUNG CHUI	President and Chief Executive Officer
Shu Keung Chui	(Principal Executive Officer)

/s/ SAM YUEN YEE LAU	Chief Financial Officer, Treasurer and Secretary
Sam Yuen Yee Lau	(Principal Financial Officer and Principal Accounting Officer)

/s/ JINFU XUE	Director
Jinfu Xue

Business Development Solutions, Inc.

Consolidated Financial Statements
For the years ended December 31, 2009 and 2008
(Stated in US dollars)

Business Development Solutions, Inc
Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Business Development Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Business Development Solutions, Inc. (the “Company”), its subsidiaries and variable interest entity as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, its subsidiaries and variable interest entity as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 30, 2010

Business Development Solutions, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS	US$	US$

Current assets
Cash and cash equivalents	46,092	27,715
Trade receivables (Note 3)	792,108	-
Other receivables, deposits and prepayment (Note 4)	1,015,438	567,312

Total current assets	1,853,638	595,027
Intangible assets, net (Note 5)	2,135,851	1,542,137
Property and equipment, net (Note 6)	448,259	-

Total assets	4,437,748	2,137,164

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Trade payables (Note 7)	138,992	-
Other payables and accruals (Note 8)	541,128	522,514
Amount due to the stockholder (Note 12(a))	2,193,922	1,827,895
Note payable to stockholder (Note 12(b))	101,500	-
Income tax payable	1,852	-

Total liabilities	2,977,394	2,350,409

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares in 2009 and 2008, issued and outstanding 16,110,147 shares in 2009 and 14,200,000 shares in 2008	161	142
Additional paid-in capital	9,839	9,858
Accumulated other comprehensive income	27,685	31,945
Accumulated deficit	(1,258,427)	(255,190)

Total stockholders’ deficit of Business Development Solutions, Inc.	(1,220,742)	(213,245)
Noncontrolling interest in variable interest entity (Note 2)	2,681,096	-

Total equity (deficit)	1,460,354	(213,245)

Total liabilities and stockholders’ equity (deficit)	4,437,748	2,137,164

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2009 and 2008

	Years ended December 31,
	2009	2008
	US$	US$

Revenue	1,930,989	-
Less: Sales tax	(151,893)	-

Revenue, net	1,779,096	-

Operating expenses
Selling expenses	51,950	-
General and administrative expenses	2,376,705	226,453

Total operating expenses	2,428,655	226,453

Net operating loss	(649,559)	(226,453)
Financial expenses	(17,180)	-
Other operating income	727	862

Loss before income taxes	(666,012)	(225,591)
Income taxes (Note 9)	(1,851)	-

Net loss	(667,863)	(225,591)

Other comprehensive (loss) income
Foreign currency translation adjustment	(4,260)	31,861

Total comprehensive loss	(672,123)	(193,730)

Loss per share (Note 10)
Basic and diluted	(0.04)	(0.02)

Weighted average number of outstanding shares	15,660,087	14,200,000

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2009 and 2008

	Total stockholders’ deficit of Business Development Solutions, Inc.
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Share	Par Value	Capital	Income	Deficit	Interests	Total

Balance, January 1, 2008	14,200,000	$142	$9,858	$84	$(29,599)	$-	$(19,515)

Foreign currency translation gain	-	-	-	31,861	-	-	31,861

Net loss	-	-	-	-	(225,591)	-	(225,591)

Balance, December 31, 2008	14,200,000	142	9,858	31,945	(255,190)	-	(213,245)

Recapitalization	1,910,147	19	(19)	-	(335,374)	-	(335,374)

Variable interest entity	-	-	-	-	-	2,681,096	2,681,096

Foreign currency translation loss	-	-	-	(4,260)	-	-	(4,260)

Net loss	-	-	-	-	(667,863)	-	(667,863)

Balance, December 31, 2009	16,110,147	$161	$9,839	$27,685	$(1,258,427)	$2,681,096	$1,460,354

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	Years ended December 31,
	2009	2008
	US$	US$
Cash flows from operating activities
Net loss	(667,863)	(225,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :-
Depreciation and amortization	404,435	-
Allowance for doubtful debts	4,480	-
Changes in operating assets and liabilities :-
Trade receivables	485,412	-
Other receivables, deposits and prepayment	107,464	(557,496)
Trade payables	116,703	-
Other payables and accruals	420,217	501,299
Income tax payable	1,851	-

Net cash provided by (used in) operating activities	872,699	(281,788)

Cash flows from investing activities
Payment for acquisition of property and equipment, and intangible assets	(1,287,099)	(1,516,899)
Cash from variable interest entity	232,705	-

Net cash used in investing activities	(1,054,394)	(1,516,899)

Cash flows from financing activities
Advance from a stockholder	193,306	1,812,318
Interest accrued on note payable to stockholder	7,443	-
Proceeds of short-term loan from financial institution	731,094	-
Repayment of short-term loan from financial institution	(731,094)	-
Issue of common stock by TripMart	-	9,000

Net cash provided by financing activities	200,749	1,821,318

Effect of exchange rate changes on cash and cash equivalents	(677)	420

Net increase in cash and cash equivalents	18,377	23,051

Cash and cash equivalents, beginning of year	27,715	4,664

Cash and cash equivalents, end of year	46,092	27,715

Supplemental cash flow information
Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-cash transaction
Issue of 14,200,000 shares of common stock for RTO	142	-

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

1.	Corporate information

Business Development Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 28, 1987. On November 18, 2002, the Company effected its re-incorporation as a Delaware corporation by merging with its then wholly-owned subsidiary.

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

As a result of the RTO, the Company now owns all of the issued and outstanding capital stock of TripMart, which in turn owns 100% of the outstanding capital stock of TripMart Corporation Limited (“TripMart HK”), a company incorporated in the Hong Kong Special Administrative Region, which in turn owns 100% of the equity interest in Suzhou EZTripMart Business Services Co., Ltd. (“Suzhou TripMart”), a wholly foreign-owned enterprise established in the People’s Republic of China (the “PRC”). As a result of the RTO, the Company becomes a provider of e-commerce travel services and technology in China, specializing in developing products and services, marketing strategies and business solutions for small and medium sized travel agents, and providing other travel related products and services.

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency, and value-added telecommunications businesses in the PRC. Therefore, the Company conducts part of its operations through a series of contractual arrangements between Suzhou TripMart and Shanghai EZTripMart Travel Agency Co., Ltd (“Shanghai TripMart”), the variable interest entity (“VIE”) of the Company, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. Details of the VIE arrangement are set forth in note 2 to the consolidated financial statements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and a VIE. All significant inter-company balances and transactions between the Company, its subsidiaries and VIE have been eliminated upon consolidation.

The Company adopted ASC 810 “Consolidation”, formerly Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, as amended, and considers Suzhou TripMart to be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into between Suzhou TripMart, Shanghai TripMart and the sole stockholder of Shanghai TripMart, Shanghai Junli Air Services Co., Ltd. (“Shanghai Junli”) on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company’s financial statements since March 27, 2009.

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
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

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
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

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

The following is a summary of certain financial data of Shanghai TripMart:-

	Years ended December 31,
	2009	2008
	US$	US$

Revenue, net	1,579,348	181,440
Net loss	(495,819)	(117,543)

	As of	As of
	December 31,	December 31,
	2009	2008
	US$	US$

Total assets	$2,610,826	$1,627,103
Total liabilities	$264,627	$1,416,802

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of the VIE, Shanghai TripMart, as of March 27, 2009.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, deferred taxes and the estimation on useful lives of property and equipment. Actual results could differ from these estimates.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2009 and 2008, the Company’s cash and cash equivalents were denominated in United States dollars (“US$”), Renminbi ("RMB") and Hong Kong dollars ("HKD") respectively and were placed with banks in the PRC and Hong Kong. RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Trade receivables

In the normal course of business, we extend credit to customers. Trade receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, we evaluate our trade receivables and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Trade receivables are charged off against the allowance after management determines the potential for recovery is remote.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment.

Intangible assets, net

Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%.

Development project in progress mainly represents the fee paid to a portal developer in respect of the Company’s new online ticketing platform under development. All direct costs relating to the development of the new online ticketing platform are capitalized as development project in progress. No amortization is provided in respect of development project in progress.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Property and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over their estimated useful lives. The principal depreciation rates and residual value are as follows:

	Annual rate	Residual value
Office equipment	20%	5%
Computer equipment	33 1/3%	5%
Motor vehicles	25%	5%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to statement of operations.

Revenue recognition

The Company’s revenues for the year ended December 31, 2009 are derived from travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$110,934; (ii) commissions from booking air and train tickets of US$266,279; (iii) transaction fees (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$130,450; and (iv) service fees for management consulting and technical services of US$365,205 and US$1,058,121, respectively, in accordance with the respective terms of the management consulting and technical services agreements. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

Concentrations of credit risk

During the current reporting period, no customer contributed 10% or more to the Company’s gross revenue from the travel agency provision businesses. The Company’s entire service fee for management consulting and technical services were received from Shanghai Junli. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. As of December 31, 2009, the receivables due from an individual customer and Shanghai Junli represented 14.45% and 49.87% of the Company’s net trade receivables respectively. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” formerly Statement of Financial Accounting Standards ("SFAS") 109 "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.

Summary of significant accounting policies (continued)

Comprehensive income

The Company adopted ASC 220 “Comprehensive Income”, formerly SFAS 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive loss include net loss and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is US$, TripMart and TripMart HK are HKD, and Suzhou TripMart and Shanghai TripMart are RMB. The Company, its subsidiaries and VIE maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods.

For financial reporting purposes, the financial statements of the Company, its subsidiaries and VIE which are prepared using the functional currency have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ deficit is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive income, a component of stockholders’ deficit. The exchange rates in effect as of December 31, 2009 and 2008 are listed below. There was no significant fluctuation in exchange rate for the conversion of RMB and HKD to US$ after the balance sheet date.

	December 31,	December 31,
	2009	2008
Year end RMB: US$ exchange rate	6.8372	6.8171
Year average RMB: US$ exchange rate	6.8409	6.9372
Year end HKD: US$ exchange rate	7.7751	7.7519
Year average HKD: US$ exchange rate	7.7522	7.7874

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, deposits and prepayment, trade payables, other payables and accruals, amount due to the stockholder and note payable to stockholder, approximate their fair values due to the short-term maturity of these instruments.

It is the management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260 “Earnings Per Share”, formerly SFAS 128 "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock issued and outstanding during the reporting periods.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non- governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) FAS 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

Business Combinations (Included in amended Topic ASC 805, previously FSP FAS 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired from business combinations for which the acquisition date is on or after December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP FAS 107-1)

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

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP FAS 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS 165)

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

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 is effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

3.	Trade receivables

	December 31,	December 31,
	2009	2008
	US$	US$

General customers	401,583	-
Amount due from Shanghai Junli	395,007	-

	796,590
Allowance for doubtful accounts	(4,482)	-

	792,108	-

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008
	US$	US$

Balance at beginning of year	-	-
Addition of bad debt expense, net	4,480	-
Translation adjustments	2	-

Balance at end of year	4,482	-

4.	Other receivables, deposits and prepayments

	December 31,	December 31,
	2009	2008
	US$	US$

Other receivables	-	567,312
Deposits and prepayment	59,628	-
Amount due from Shanghai Junli	953,440	-
Advance to suppliers	2,254	-
Advances to staff	116	-

	1,015,438	567,312

The amount due from Shanghai Junli is interest-free, unsecured and repayable on demand.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

5.	Intangible assets

	December 31,	December 31,
	2009	2008
	US$	US$
Costs:
Patents, trademarks and domain name	27,278	-
Website development cost	84,377	84,625
B2B e-commerce travel services systems	2,343,942	-
Development project in progress	-	1,457,512

	2,455,597	1,542,137
Accumulated amortization	(319,746)	-

Net book value	2,135,851	1,542,137

The amortization charge for the years ended December 31, 2009 and 2008 were US$319,573 and nil, respectively.

The development project in progress as of December 31, 2008 represented the development of the Company’s B2B e- commerce travel services. The development was completed in January 2009.

The Company acquired from Shanghai Junli certain software supporting the website operated for Shanghai Junli’s business of US$890,715 during the year ended December 31, 2009.

6.	Property and equipment

	December 31,	December 31,
	2009	2008
	US$	US$
Costs:-
Office equipment	114,416	-
Computer equipment	187,764	-
Motor vehicles	251,658	-

	553,838
Accumulated depreciation	(105,579)	-

Net book value	448,259	-

The depreciation charge for the years ended December 31, 2009 and 2008 were US$84,862 and nil, respectively.

The Company acquired from Shanghai Junli computer equipment of US$93,696 related to the website operated for Shanghai Junli’s business and motor vehicle of US$172,585 during the year ended December 31, 2009.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

7.	Trade payables

	December 31,	December 31,
	2009	2008
	US$	US$

General suppliers	10,070	-
Amount due to Shanghai Junli	128,922	-

	138,922	-

8.	Other payables and accruals

	December 31,	December 31,
	2009	2008
	US$	US$

Accrued audit fee	45,161	56,938
Other payables	17,603	84,626
Other taxes payable	39,814	-
Amount due to Shanghai Junli	-	71,913
Amount due to sole stockholder of Shanghai Junli	86,496	236,855
Accrued expenses	197,174	72,182
Accrued salaries	154,880	-

	541,128	522,514

The amounts due to Shanghai Junli and its sole stockholder are interest-free, unsecured and repayable on demand.

9.	Income taxes

United States

The Company is subject to United States federal income tax law at a rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

British Virgin Islands

TripMart was incorporated in British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

TripMart HK is subject to Hong Kong profits tax at the rate of 16.5%. No provision for Hong Kong profits tax has been made as TripMart HK had no taxable income during the reporting periods.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

9.	Income taxes (continued)

PRC

Suzhou TripMart and Shanghai TripMart are domestic enterprise in the PRC and subject to the PRC enterprise income tax ("EIT") at the rate of 25%.

For the year ended December 31, 2009, an income tax provision of US$1,851 was made as Suzhou TripMart had a taxable income. No provision was made in the year ended December 31, 2008 as Suzhou TripMart had no taxable income during the reporting period.

Shanghai TripMart paid no EIT during the current year as it incurred an operating loss.

The income taxes in the consolidated statements of operations and comprehensive loss represent the aforementioned provision of EIT by Suzhou TripMart.

The effective income tax expense differs from the PRC statutory EIT rate of 25% for the year ended December 31, 2009 and from the Hong Kong profits tax rate of 16.5% for the year ended December 31, 2008 as follows :-

	Years ended December 31,
	2009	2008
	US$	US$

Provision for income taxes at PRC statutory EIT rate of 25% (2008: Hong Kong profits tax rate of 16.5%)	(166,503)	(37,223)
Non-deductible items for tax	89,084	37,365
Non-taxable items for tax	-	(142)
Valuation allowances	79,270	-

	1,851	-

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

9.	Income taxes (continued)

Deferred tax assets as of December 31, 2009 and 2008 are composed of the following :-

	December 31,	December 31,
	2009	2008
	US$	US$
PRC
Non-current deferred tax assets
Tax loss	125,643	-
Valuation allowance	(125,643)	-

	-	-

As of December 31, 2009, Shanghai TripMart had net operating losses carried forward amounting to US$502,572 in the PRC which, if unutilized, will expire through 2014. US$46,373 of the losses were incurred before the consummation of the VIE arrangement as detailed in note 2 to the consolidated financial statements.

10.	Loss per share

The basic and diluted loss per share is calculated using the net loss and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The Company had no dilutive instrument during or as of the end of the reporting years.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

11.	Commitments and contingencies

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected balance of payment as of December 31, 2009 was US$83,367 in total, which will fall due as follows:

Year ending December 31,	US$
2010	52,653
2011	30,714

83,367

The Company leases office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of December 31, 2009 were US$3,259,102. Rental expenses under these operating leases were US$294,944 and nil for the years ended December 31, 2009 and 2008, respectively.

Year ending December 31,	US$
2010	350,293
2011	367,808
2012	386,199
2013	405,509
2014	425,785
After 2014	1,323,508

3,259,102

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

12.	Related party transactions

(a)

Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,193,922 as of December 31, 2009 and are repayable to Mr. Chui as an unsecured and non- interest bearing demand advances.

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

On November 16, 2009, Mr. Shu Keung Chui and the Company entered into an amendment to a certain promissory note dated April 23, 2002 made by the Company in the principal amount of US$101,500 (the “Amendment”), such that effective as of December 1, 2009, the note is non-interest-bearing and is due and payable within 30 days of demand, provided that note shall become immediately due and payable in the event of a change in control of the Company.

During the year ended December 31, 2009, the Company accrued interest of US$7,443 to Mr. Chui. The balance of the amount due to Mr. Chui as of December 31, 2009, including accrued interest, was US$165,321.

(c)

Pursuant to a Management Consulting Services Agreement between Suzhou TripMart and Shanghai Junli dated August 1, 2009, Suzhou TripMart provides to Shanghai Junli certain management consulting and related services in exchange for a service fee at the monthly rate of RMB500,000, which rate may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume. For the year ended December 31, 2009, the service fee for management consulting service rendered was US$365,205.

Pursuant to a Technical Services Agreement between Shanghai TripMart and Shanghai Junli dated August 1, 2009, Shanghai TripMart provides to Shanghai Junli certain technical and related services in exchange for a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at the rates of RMB6 per domestic air ticket and RMB22 per international air ticket, which rates may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. For the year ended December 31, 2009, the service fee for technical service rendered was US$1,058,121.

(d)

Apart from balances with Shanghai Junli and its sole stockholder (Notes 3, 4, 7 and 8), acquisition of software, computer hardware and motor vehicle from Shanghai Junli (Notes 5 and 6), balances with the Company’s stockholder and transactions with Shanghai Junli as described above, the Company sourced the air tickets of US$5,634,983 and nil from Shanghai Junli during the years ended December 31, 2009 and 2008, respectively.

13.	Segment information

Based on criteria established by ASC 280, Segment Reporting, (formerly SFAS 131, Disclosures about Segments of an Enterprise and Related Information), the Company operates two business segments for the years ended December 31, 2009 and 2008, which are management and technical services and travel agency services within the PRC. The following is the summary information by segment as of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008:

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

13.	Segment information (continued)

	Management and
	technical services		Travel agency services		Total
	Years ended December 31,		Years ended December 31,		Years ended December 31,
	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$
Revenue from external customers	1,423,326	-	507,663	-	1,930,989	-
Sales tax	117,906	-	33,987	-	151,893	-
Revenue, net from external customer	1,305,420	-	473,676	-	1,779,096	-
Interest income	105	-	622	857	727	857
Interest expense	-	-	-	-	-	-
Amortization	77,500	-	242,073	-	319,573	-
Depreciation	42,942	-	41,556	-	84,498	-
Segment profit (loss)	397,102	-	(665,118)	(178,700)	(268,016)	(178,700)
Segment assets	1,346,302	-	3,085,567	2,130,231	4,431,869	2,130,231
Capital expenditures	1,217,206	-	68,256	1,516,899	1,285,462	1,516,899

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Years ended December 31,
	2009	2008
	US$	US$

Total consolidated revenue, net	1,779,096	-

Total loss for reportable segments	(268,016)	(178,700)
Unallocated amounts related to operations:
Interest income	-	5
Interest expense	(7,443)	-
Other finance cost	(333)	-
Depreciation	(364)	-
Other general expenses	(389,856)	(46,896)

Loss before income taxes	(666,012)	(225,591)

	December 31,	December 31,
	2009	2008
	US$	US$
Assets

Total asset for reportable segments	4,431,869	2,130,231
Cash and cash equivalents	4,610	6,432
Other receivables, deposits and prepayment	-	501
Property and equipment, net	1,269	-

	4,437,748	2,137,164

The Company’s long-lived assets and customers are all located in PRC.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

14.	Equity based compensation

The Company's board of directors has terminated the Company's 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan (the "2009 Plan" ). The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company's stockholders at any time before August 14, 2010.

The 2009 Plan permits grant of non-qualified stock options ("NSOs") and incentive stock options ("ISOs"), restricted stock, restricted stock units, stock appreciation rights ("SARs"), performance units, performance shares and stock grants to employees, directors and consultants of the Company or of any of its related entities, which include the Company's subsidiaries or any entities which are not subsidiaries but any entity in which the Company has a direct or indirect significant interest.

The 2009 Plan provides that the administrator will determine the type of the award, the fair market value of our stock pertaining to the award, and the terms and conditions of an award, including the contingency upon continued employment with the Company, the passage of time, or such performance or vesting criteria as it deems appropriate. Under the 2009 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company's combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company's plan administrator. All stock-based awards are exercisable upon vesting.

The Company has reserved an aggregate of 4,000,000 shares of the Company's common stock for issuance under the 2009 Plan. As of December 31, 2009, no award had been granted.

15.	Subsequent event

The Company has evaluated its activities subsequent to December 31, 2009 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statement.

EXHIBIT INDEX
Incorporation by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
No.

2.1	Share Exchange Agreement, dated March 30, 2009, among BDS, TripMart and the shareholders of TripMart signatory thereto		8-K	2.1	March 30, 2009
3.1	Certificate of Incorporation of Business Development Solutions, Inc.	X
3.2	Bylaws of the Company		Schedule 14C	Appendix D	October 11, 2002
10.1	2002 Stock Plan		Schedule 14C	Appendix G	October 11, 2002
10.2	2002 Employee Stock Compensation Plan		Schedule 14C	Appendix H	October 11, 2002
10.3	Promissory Note issued by Atlas-Republic Corporation on April 23, 2002 in favor of Bestway Coach Express Inc.		10-QSB	10.1	November 16, 2009
10.4	Share Exchange Agreement, dated June 28, 2002, among the registrant, Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc.		Schedule 14C	Appendix E	October 11, 2002
10.5	Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	Schedule 14C	Appendix E	October 11, 2002
10.6	Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	8-K	10.1	December 3, 2003
10.7	Amendment No. 1 to Promissory Note, dated April 19, 2003, between the registrant and Bestway Coach Express Inc.	10-QSB	10.2	November 16, 2009
10.8	Stock Purchase Agreement, dated July 12, 2004 among Bestway Coach Express Inc. Shu Keung Chui and the registrant	10-QSB	10.1	August 11, 2004
10.9	Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and the registrant	10-QSB	10.2	August 11, 2004
10.10	Assignment of Promissory Note and Agreement of Indemnity, dated November 19, 2004, among the registrant, Bestway Coach Express Inc. and Mr. Shu Keung Chui	10-Q	10.3	November 16, 2009
10.11	Technical and Management Consulting Services Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.8	March 30, 2009
10.12	Equity Pledge Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.9	March 30, 2009
10.13	Proxy Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.10	March 30, 2009
10.14	Intellectual Property Assignment and License Agreement, dated as of March 27, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.11	March 30, 2009

10.15	Option Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and the Shanghai Junli Air Service Co., Ltd.	8-K	10.12	March 30, 2009
10.16	Sales Contract, dated March 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Shanghai Shangxin Industrial Development Co., Ltd. (English Translation).	8-K	10.13	March 30, 2009
10.17	Agreement on Use of the International Fare Management System, dated July 21, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Beijing Yulian Century Technology (English Translation).	8-K	10.14	March 30, 2009
10.18	Portal Development Agreement, dated July 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Excelerate Technology (China) Ltd. (English Translation).	8-K	10.15	March 30, 2009
10.19	Form of Executive Employment Agreement of the Company.	8-K	10.16	March 30, 2009
10.20	Form of Director Agreement of the Company	8-K	10.17	March 30, 2009
10.21	Management Consulting Services Agreement, dated August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.1	August 4, 2009
10.22	Technical Services Agreement, dated August 1, 2009, between Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.2	August 4, 2009
10.23	Amended and Restated Intellectual Property Assignment and License Agreement, dated as of August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.3	August 4, 2009
10.24	2009 Equity Incentive Plan	10-Q	10.1	August 14, 2009
10.25	Form of Stock Option Agreement	10-Q	10.2	August 14, 2009

10.26	Form of Stock Appreciation Rights Agreement		10-Q	10.3	August 14, 2009
10.27	Form of Restricted Stock Award Agreement		10-Q	10.4	August 14, 2009
10.28	Amendment No. 2 to Promissory Note, dated November 16, 2009, between the registrant and Mr. Shu Keung Chui		10-Q	10.4	November 16, 2009
14	Code of Ethics, adopted March 30, 2009		8-K	14	March 30, 2009
16	Letter of Child, Van Wagoner & Bradshaw, PLLC, dated April 2, 2009		8-K/A	16.1	April 3, 2009
21	List of Subsidiaries		8-K	21	March 30, 2009
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99	Opinion of Fangda Partners, PRC counsel		8-K	99	March 30, 2009