Form 10-Q
period 2010-03-31
Business Development Solutions, Inc.
filed 2010-05-17
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

 Yes [ X ]                No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	16,110,147

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Quarterly Report on FORM 10-Q
Three Months Ended March 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	(Removed and Reserved)	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

i

PART I
FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

Filed herewith are condensed consolidated financial statements of Business Development Solutions, Inc., its subsidiaries and Shanghai EZTripMart Travel Agency Co., Ltd., our variable interest entity, for the quarterly periods ended March 31, 2010 and 2009.

Business Development Solutions, Inc.

Condensed Consolidated Financial Statements (Unaudited)
For the three months ended
March 31, 2010 and 2009
(Stated in US dollars)

Business Development Solutions, Inc
Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements for the periods ended March 31, 2010 and 2009 (Unaudited)	7 - 20

Business Development Solutions, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS	US$	US$

Current assets
Cash and cash equivalents	80,119	46,092
Trade receivables, net (Note 3)	1,342,341	792,108
Other receivables, deposits and prepayment (Note 4)	1,116,661	1,015,438

Total current assets	2,539,121	1,853,638
Intangible assets, net (Note 5)	2,013,395	2,135,851
Property and equipment, net (Note 6)	453,056	448,259

Total assets	5,005,572	4,437,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Trade payables (Note 7)	612,536	138,992
Other payables and accruals (Note 8)	591,901	541,128
Amount due to the stockholder (Note 12(a))	2,355,564	2,193,922
Note payable to stockholder (Note 12(b))	101,500	101,500
Income tax payable	390	1,852

Total liabilities	3,661,891	2,977,394

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares as of March 31, 2010 and
December 31, 2009, issued and outstanding 16,110,147 shares
as of March 31, 2010 and December 31, 2009	161	161
Additional paid-in capital	9,839	9,839
Accumulated other comprehensive income	25,532	27,685
Accumulated deficit	(1,372,947)	(1,258,427)

Total stockholders’ deficit of Business Development Solutions, Inc.	(1,337,415)	(1,220,742)
Non-controlling interest in variable interest entity (Note 2)	2,681,096	2,681,096

Total equity	1,343,681	1,460,354

Total liabilities and stockholders’ equity	5,005,572	4,437,748

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2010 and 2009 (Unaudited)

	Three months ended
	March 31,
	2010	2009
	US$	US$
Revenue, net	729,982	4,275

Operating expenses
Selling expenses	16,364	2,668
General and administrative expenses	825,629	177,671

Total operating expenses	841,993	180,339

Net operating loss	(112,011)	(176,064)
Financial expenses	(3,087)	-
Other operating income	578	74
Loss before income taxes	(114,520)	(175,990)
Income taxes (Note 9)	-	-
Net loss	(114,520)	(175,990)
Other comprehensive loss
Foreign currency translation adjustment	(2,153)	(2,791)
Total comprehensive loss	(116,673)	(178,781)
Loss per share (Note 10)
Basic and diluted	(0.01)	(0.01)

Weighted average number of outstanding shares – basic and diluted	16,110,147	14,242,448

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2010 and 2009

	Three months ended March 31,
	(Unaudited)
	2010	2009
	US$	US$
Cash flows from operating activities
Net loss	(114,520)	(175,990)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities :-
Depreciation and amortization	159,220	28,889
Changes in operating assets and liabilities :-
Trade receivables	(550,112)	204,517
Other receivables, deposits and prepayment	(101,061)	(169,838)
Trade payables	473,527	(8,224)
Other payables and accruals	50,660	229,938
Income tax payable	(1,463)	-

Net cash (used in) provided by operating activities	(83,749)	109,292

Cash flows from investing activities
Payment for acquisition of property and equipment	(41,142)	(107,343)
Payment for acquisition of intangible assets	-	(27,326)
Cash acquired from RTO	-	256
Cash from variable interest entity	-	318,004

Net cash (used in) provided by investing activities	(41,142)	183,591

Cash flows from financing activities
Advance from a shareholder	158,834	-

Net cash provided by financing activities	158,834	-

Effect of exchange rate changes on cash and cash equivalents	84	(232)

Net increase in cash and cash equivalents	34,027	292,651

Cash and cash equivalents, beginning of period	46,092	27,715

Cash and cash equivalents, end of period	80,119	320,366

Supplemental cash flow information
Cash paid for income taxes	1,463	-
Cash paid for interest	-	-
Non-cash financing and investing transaction
Issue of 14,200,000 shares of common stock for RTO	-	142

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Basis of preparation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010. All financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions include, but are not limited to, the valuation of trade and other receivables, property and equipment and intangible assets and the estimation on useful lives of property and equipment and intangible assets. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2010.

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and the VIE. All significant inter-company balances and transactions between the Company, its subsidiaries and VIE have been eliminated upon consolidation.

The Company adopted ASC 810, Consolidation, and considers Suzhou TripMart be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into between Suzhou TripMart, Shanghai TripMart and the sole shareholder of Shanghai TripMart, Shanghai Junli Air Services Co., Ltd. (“Shanghai Junli”) on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company’s financial statements since March 27, 2009.

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
For the periods ended March 31, 2010 and 2009 (Unaudited)

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
For the periods ended March 31, 2010 and 2009 (Unaudited)

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

Proxy Agreement

The Company’s control arrangement with Shanghai TripMart and Shanghai Junli is pursuant to a proxy agreement dated March 27, 2009 (the “Proxy Agreement”) between Suzhou TripMart, Shanghai TripMart and Shanghai Junli, Shanghai Junli has irrevocably appointed a PRC individual designated by Suzhou TripMart as Shanghai Junli’s proxy and attorney-in-fact, to vote on Shanghai Junli’s behalf on all matters it is entitled to vote on at every stockholders’ meeting, and to exercise Shanghai Junli’s shareholder rights. The proxy is also entitled to elect a majority of Shanghai TripMart’s directors. The term of the Proxy Agreement continues until terminated pursuant to the parties’ mutual agreement or the expiration of the term of commercial arrangement with Shanghai TripMart.

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

The following is a summary of certain financial data of Shanghai TripMart :-

	Three months ended
	March 31,
	2010 US$	2009 US$
Revenue, net	521,664	105,566
Net loss	(37,008)	(181,500)

	As of	As of
	March 31,	December 31,
	2010 US$	2009 US$
Total assets	3,205,542	2,610,826
Total liabilities	821,961	264,627

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk

During the current reporting period, no customer contributed 10% or more to the Company’s gross revenue from the travel agency provision businesses. The Company’s entire service fees for management consulting and technical services were received from Shanghai Junli.

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of the VIE, Shanghai TripMart, as of March 27, 2009.

Revenue recognition

The Company's revenues for the three months ended March 31, 2010 are derived from the travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$4,779; (ii) commission from booking air and train tickets of US$129,731; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$7,529; and (iv) service fees for management consulting and technical services of US$201,004 and US$386,939, respectively, in accordance with the terms of the relevant management consulting and technical services agreements. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled, air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued ASU No.2010-06, Improving Disclosures about Fair Value Measurements. ASU No.2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU No.2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No.2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU No.2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU No.2010-09 upon issuance. This update has no material impact on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

3.	Trade receivables, net

	March 31,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
General customers	340,727	401,583
Amount due from Shanghai Junli	1,006,097	395,007

	1,346,824	796,590
Allowance for doubtful accounts	(4,483)	(4,482)

	1,342,341	792,108

An analysis of the movements in allowance for doubtful accounts during the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$
Balance at beginning of period	4,482	-
Addition of bad debt expense, net	-	-
Translation adjustments	1	-

Balance at end of period	4,483	-

4.	Other receivables, deposits and prepayments

	March 31,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Deposits and prepayment	55,081	59,628
Amount due from Shanghai Junli	1,061,348	953,440
Amount due from sole shareholder of Shanghai Junli	-	2,254
Advances to staff	232	116

	1,116,661	1,015,438

The amount due from Shanghai Junli is interest-free, unsecured and repayable on demand.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

5.	Intangible assets	March 31,	December 31,
		2010	2009
		(Unaudited)
		US$	US$
	Costs:
	Patents, trademarks and domain name	27,283	27,278
	Website development cost	84,390	84,377
	B2B e-commerce travel services systems	2,344,319	2,343,942

		2,455,992	2,455,597
	Accumulated amortization	(442,597)	(319,746)

	Net book value	2,013,395	2,135,851

	The amortization charges for the three months ended March 31, 2010 and 2009 were US$122,801 and US$25,677, respectively.

6.	Property and equipment	March 31,	December 31,
		2010	2009
		(Unaudited)
		US$	US$
	Costs:
	Office equipment	114,434	114,416
	Computer hardware	228,938	187,764
	Motor vehicles	251,699	251,658

		595,071	553,838
	Accumulated depreciation	(142,015)	(105,579)

	Net book value	453,056	448,259

The depreciation charge for the three months ended March 31, 2010 and 2009 were US$36,419 and US$3,212, respectively.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)
7.	Trade payables	March 31,	December 31,
		2010	2009
		(Unaudited)
		US$	US$
	General suppliers	11,120	10,070
	Amount due to Shanghai Junli	601,416	128,922

		612,536	138,992

8.	Other payables and accruals	March 31,	December 31,
		2010	2009
		(Unaudited)
		US$	US$
	Accrued audit fee	33,580	45,161
	Other payables	44,315	17,603
	Other tax payable	39,645	39,814
	Amount due to sole stockholder of Shanghai Junli	86,510	86,496
	Accrued expense	203,274	197,174
	Accrued salaries	184,577	154,880

		591,901	541,128

The amount due to sole stockholder of Shanghai Junli is interest-free, unsecured and repayable on demand.

9.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

British Virgin Islands

TripMart Holding was incorporated in British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

TripMart HK is subject to Hong Kong profits tax at the rate of 16.5% . No provision for Hong Kong profits tax has been made as TripMart HK had no taxable income during the reporting periods.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)
9.	Income taxes (continued)

PRC

Suzhou TripMart and Shanghai TripMart are subject to PRC enterprise income tax at the rate of 25%. For the three-month period ended March 31, 2010, no provision for PRC enterprise income tax has been made with respect to Suzhou TripMart and  Shanghai TripMart as they had no taxable income during the reporting period.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of March 31, 2010.

10.	Loss per share

The basic and diluted loss per share is calculated using the net loss and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The Company had no dilutive instruments during or as of the end of the reporting periods.

11.	Commitments and contingencies

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected balance of payment as of March 31, 2010 and 2009 was US$70,204 and nil in total respectively.

The future minimum contractual payments under these agreements are as follows :-

Year ending December 31,	US$
2010	39,490
2011	30,714

70,204

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

11.	Commitments and contingencies (cont’d)

The Company leases office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of March 31, 2010 were US$3,172,252. Rental expenses under these operating leases were US$88,079 and US$52,799 for the three months ended March 31, 2010 and 2009, respectively.

The future minimum lease payments under these agreements are as follows :-

Year ending December 31,	US$
2010	263,444
2011	367,808
2012	386,199
2013	405,509
2014	425,785
After 2014	1, 323,507

3,172,252

12.	Related party transactions

(a)

Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company, including accrued interest of promissory note stated as Note 12(b), and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,355,564 as of March 31, 2010 and are repayable to Mr. Chui as an unsecured and non- interest bearing demand advances.

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)
12.	Related party transactions (cont’d)

(c)

Pursuant to a Management Consulting Services Agreement between Suzhou TripMart and Shanghai Junli dated August 1, 2009, Suzhou TripMart provides to Shanghai Junli certain management consulting and related services in exchange for a service fee at the monthly rate of RMB500,000, which rate may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume. For the three months ended March 31, 2010, the service fee for management consulting service rendered was US$201,004.

Pursuant to a Technical Services Agreement between Shanghai TripMart and Shanghai Junli dated August 1, 2009, Shanghai TripMart provides to Shanghai Junli certain technical and related services in exchange for a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at the rates of RMB6 per domestic air ticket and RMB22 per international air ticket, which rates may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. For the three months ended March 31, 2010, the service fee for technical service rendered was US$386,939.

(d)

Apart from the balances with Shanghai Junli and its sole stockholder (Notes 3, 4, 7 and 8), balances with the Company’s stockholder and transactions with Shanghai Junli as described above, the Company sourced the air tickets of US$1,183,380 and nil from Shanghai Junli during the three months ended March 31, 2010 and 2009, respectively.

13.	Segment information

The Company uses the "management approach" in determining reporting operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company operates in one segment and in the PRC only. It has one reported segment as defined in ASC 280 Segment Reporting, formerly SFAS 131 "Disclosures about Segments of an Enterprise and Related Information".

The Company’s long-lived assets are all located in the PRC.

	Management consulting and		Travel agency services		Total
	technical services
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$	US$
Revenue, net from external customers	587,943	-	142,039	4,275	729,982	4,275
Segment profit (loss)	324,032	-	(310,103)	(175,818)	13,929	(175,818)

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)

13.	Segment information (cont’d)

	Management consulting and		Travel agency services		Total
	technical services
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)
	US$	US$	US$	US$	US$	US$
Segment assets	1,494,446	1,346,302	3,502,295	3,085,567	4,996,741	4,431,869

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	US$	US$

Total consolidated revenue, net	729,982	4,275

Total profit (loss) for reportable segments	13,929	(175,818)
Unallocated amounts related to operations:
Other income	532	-
Other finance cost	(417)	-
Depreciation	(136)	-
General and administrative expenses	(128,428)	(172)

Loss before income taxes	(114,520)	(175,990)

	March 31,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Assets

Total asset for reportable segments	4,996,741	4,431,869
Cash and cash equivalents	7,695	4,610
Property and equipment, net	1,136	1,269

	5,005,572	4,437,748

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended March 31, 2010 and 2009 (Unaudited)
14.	Equity Based Compensation

The Company’s board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010.

The 2009 Plan permits grant of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and stock grants to employees, directors and consultants of the Company or of any of the Company’s related entities, which include the Company’s subsidiaries or any entities which are not subsidiaries but any entity in which the Company has a direct or indirect significant interest.

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

The Company has reserved an aggregate of 4,000,000 shares of the Company’s common stock for issuance under the 2009 Plan. As of March 31, 2010, no awards have been granted.

15.	Subsequent events

The company has evaluated its activities subsequent to March 31, 2010 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed financial statement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our ability to overcome competition in our market; the impact that a downturn or negative changes in the travel industry could have on our business and profitability; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; the loss of key members of our senior management; or any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission, or SEC. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Company,” “we,” “us,” “our,” “Business Development Solutions” and “BDS” are to the combined business of Business Development Solutions, Inc., and its wholly owned subsidiary, TripMart Holding Limited, a BVI company, or TripMart, TripMart’s wholly owned subsidiary, TripMart Corporation Limited, a Hong Kong company, or TripMart HK, and TripMart HK’s wholly owned PRC subsidiary, Suzhou EZTripMart Business Services Co., Ltd., or Suzhou TripMart, and, in the context of describing our operations and consolidated financial information, also include our variable interest entity, or VIE, Shanghai EZTripMart Travel Agency Co., Ltd., or Shanghai TripMart (in which we have no ownership interest); (ii) “Securities Act” are to the Securities Act of 1933, as amended; (iii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (iv) “RMB” are to Renminbi, the legal currency of China; (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (vi) “HKD” are to the legal currency of the Hong Kong Special Administrative Region of China; (vii) “BVI” are to the British Virgin Islands; and (viii) “China” and “PRC” are to the People’s Republic of China.

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

Recent Developments

In order to be better focused on developing our online travel agent marketplace as our core business, we are gradually phasing out our corporate travel services business, which would also help improve the efficiency of extensions of credit and collection of accounts receivables. We expect that the phase-out to be completed in the second quarter of 2010. We are also evaluating our business lines and may adjust our product offerings with a view to improve our overall operational and financing efficiency. We intend to continue to strengthen our cooperative relationship with top air ticketing agencies in major Chinese gateway cities, including Shanghai Junli, a prominent air ticketing agency in Shanghai and China nationwide in terms of air ticketing volume and the sole shareholder of Shanghai TripMart, by leveraging our technological strengths and advantages to further grow our core business.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2010, which resulted in continued growth in our revenues. Following are some financial highlights for the first quarter of 2010.

  Net Revenues: Our net revenues were approximately $729,982 for the three months ended March 31, 2010, an increase from $4,275 for the same period in 2009.

  Net Loss: Net loss was approximately $114,520 for the three months ended March 31, 2010, as compared to net loss of $175,990 for the same period in 2009.

  Basic and  diluted net loss per share: Basic and diluted net loss per share was $0.01 for the three months ended March 31, 2010, as compared to $0.01 for the same period in 2009.

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

Product Offering and Pricing

Currently, our revenues are generated predominantly through our provision of travel-related technical and management services and, to a lesser extent, our online travel agent marketplace and sales of travel products and services. As we do not pre-purchase the products and services being sold, we do not carry an inventory risk and our risk of loss due to obligations for cancelled hotel and airline ticket reservations is minimal.

Since the launch of our domestic air ticket marketplace in October 2008, we have experienced significant growth in our user base. In March 2009, we officially launched our travel agent marketplace with both domestic and international ticketing capabilities and expect to become a dominant player in B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue. As our user base and transaction volume on our marketplace continue to grow, revenues generated from our travel agency marketplace are expected to surpass those from our travel related services. Currently, we allow our users to search, find, communicate and conduct business with air ticket suppliers in our marketplace free of charge. When an air ticket is issued, we then charge a fee that is a fixed rate based on the amount of that transaction. We are monitoring the growth of our user base, transaction volume and overall market acceptability of our travel agency marketplace, and will review and evaluate our pricing structure and may make adjustments as appropriate to maximize our profitability.

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

China

Before the implementation of the current Enterprise Income Tax Law, or EIT Law, described below, Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, which together with its implementing rules took effect on January 1, 2008. The EIT Law imposes a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. We plan to apply for High- and New-Technology Enterprise designation for Suzhou TripMart. However, there can be no assurance that Suzhou TripMart will qualify as a High- and New-Technology Enterprise.

In addition to the new unified enterprise income tax rate, the EIT Law and its implementing rules generally provides that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Suzhou TripMart is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to a company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TripMart by Suzhou TripMart, but this treatment will depend on our status as a non-resident enterprise.

Substantially all of our income may be derived from consulting and other fees paid to us by Shanghai TripMart, our VIE, and from dividends distributed to us by Suzhou TripMart, our PRC subsidiary. The consulting and other fees paid to us by Shanghai TripMart are subject to business tax and related surcharges at the applicable rate of 5.5% .

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The EIT implementing rules define the term “de facto management bodies” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax on non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Although we are a non-Chinese group controlled offshore entity, we may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax (under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, dividends from our PRC subsidiary paid to us through our Hong Kong subsidiary will be subject to a withholding tax at a rate of 5%), as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies and estimates are more fully described in Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We base these estimates on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. We periodically evaluate these estimates based on available information and experience. Our actual results may differ from these estimates under different assumptions or conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

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

  Revenue recognition. Our revenues for the three months ended March 31, 2010 are derived from the travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$4,779; (ii) commission from booking air tickets of US$129,731; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$7,529; and (iv) service fees for management consulting and technical services of US$201,004 and US$386,939, respectively, in accordance with the terms of the relevant management consulting and technical services agreements. The Company recognizes such revenues if and when the customer’s non- refundable offer is fulfilled, air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

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

  Property and equipment, net. Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal depreciation rates are: office and computer equipment – 20% to 331/3%; motor vehicles –25%; leasehold improvements – over the term of the lease. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to statement of operations.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%, except as to development projects in progress.

  Concentrations of credit risk. During the current reporting period, no customer contributed 10% or more to our gross revenue from the travel agency businesses. Our entire service fees for management consulting and technical services were received from Shanghai Junli. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of March 31, 2010, our cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, we extend credit based on an evaluation of the customer’s financial condition. We generally do not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

  Noncontrolling interest in variable interest entity. Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of our VIE, Shanghai TripMart, as of March 27, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth key components of our results of operations and the respective percentage changes from period-to-period.

	Three Months Ended
	March 31,
			Percentage
			Increase
	2010	2009	(Decrease)
Net Revenues	$729,982	$4,275	16976%
Selling Expenses	16,364	2,668	513%
General and Administrative Expenses	825,629	177,671	365%
Operating Loss	(112,011)	(176,064)	(36%	)
Financial Expenses	(3,087)	-	100%
Other Income, net	578	74	681%
Loss Before Income Taxes	(114,520)	(175,990)	(35%	)
Income Taxes	-	-	-
Net Loss	$(114,520)	$(175,990)	(35%	)

Net Revenues. For the three months ended March 31, 2010, our net revenues increased to $729,982 from $4,725 for the same period last year. Such increase in net revenues is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. We earned revenues substantially through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the travel products and services and online travel agent marketplace business conducted by Shanghai TripMart, which amounted to $142,039 and $4,275 for the three months ended March 31, 2010 and 2009, respectively. We earn substantially additional consulting revenues from the management consulting services agreement and the technical services agreement we entered into on August 1, 2009 with Shanghai Junli, which amounted to $587,943 and nil for the three months ended March 31, 2010 and 2009, respectively. We expect to continue to experience substantial growth of our online travel agency marketplace and grow our business by offering more new products and services.

Selling Expenses. For the three months ended March 31, 2010, our selling expenses increased to $16,364 from $2,668 for the same period last year. Such increase in our selling expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Our selling expenses consist mainly of advertising, marketing and promotional expenses.

General and Administrative Expenses. For the three months ended March 31, 2010, our general and administrative expenses increased to $825,629 from $177,671 for the same period last year. Such increase in our general and administrative expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increase of legal and other professional fees.

Financial Expenses. For the three months ended March 31, 2010, our financial expenses increased to $3,087 from nil for the same period last year. Such increase in our financial expenses is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Our financial expenses consist mainly of bank charges in connection with credit card or debit card purchase settlement for travel products and services.

Other Income (Net). For the three months ended March 31, 2010, our other income increased to $578 from $74 for the same period last year. Such increase is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations. Other income consists primarily of interest income earned on our bank cash balances.

Loss Before Income Taxes. For the three months ended March 31, 2010, our loss before income taxes decreased to $114,520 from $175,990 for the same period last year. Such decrease is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations, and the substantial increase of our revenues relative to the increase of our operating expenses in the three months ended March 31, 2010. In light of the weakened economic conditions and the expanded operations scale, we have implemented cost effective measures to maximize our benefits from general and administrative expenses that we incur.

Income Taxes. We incurred no income tax expenses in the three months ended March 31, 2010 as a result of our operating losses due to the significant increase in operating expenses discussed above, representing no change from the same period of last year.

Net Loss. For the three months ended March 31, 2010, our net loss decreased to $114,520 from $175,990 for the same period last year. Such decrease is primarily due to our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations, and the substantial increase of our revenues relative to the increase of our operating expenses.

Results by Segment

We have two reportable business segments during the three months ended March 31, 2010 and 2009 as described low.

Management consulting and technical services

	Three months ended March 31,
			Percentage
			Increase
	2010	2009	(Decrease)
Revenue, net from external customers	$587,943	$-	100%
Segment profit	324,032	-	100%

We derive our management consulting and technical services revenues under the management consulting agreement and the technical services agreement that we entered into on August 1, 2009 with Shanghai Junli, pursuant to which we provide certain management consulting and technical services to Shanghai Junli and earn service fees calculated based on Shanghai Junli’s ticketing volume at such per ticket (both domestic and international) rate(s) as we and Shanghai Junli from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. Our management consulting and technical services revenues are expected to significantly contribute to our revenues in the near-term.

Travel agency services

	Three months ended March 31,
			Percentage
			Increase
	2010	2009	(Decrease)
Revenue, net from external customers	$142,039	4,275	3223%
Segment loss	(310,103)	(175,818)	76%

We derive our travel agency services revenues through air ticket and hotel booking services and transaction fees for air tickets sold on our online travel agent marketplace. We expect to continue to experience substantial growth of our online travel agent marketplace and grow our business by offering more online functionalities.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $80,119. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (All amounts in U.S. dollars)

	Three Months Ended March 31
	2010	2009
Net cash (used in) provided by operating activities	$(83,749)	$109,292
Net cash (used in) provided by investing activities	(41,142)	183,591
Net cash provided by financing activities	158,834	-
Effect of foreign currency translation in cash and cash equivalents	84	(232)
Net cash flows	$34,027	$292,651

Operating Activities

Net cash used in operating activities was $83,749 in the three months ended March 31, 2010, compared to net cash provided by operating activities of $109,292 in the same period of last year. Such change is primarily a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations, and the outstanding accounts receivable balance with Shanghai Junli in connection with our management consulting and technical services rendered for the three months ended March 31, 2010 which services did not exist in the same period of last year.

Investing Activities

Our net cash used in investing activities in the three months ended March 31, 2010 was $41,142, compared to net cash provided by investing activities of $183,591 in the same period of last year. Such change is primarily a result of our VIE arrangement with Shanghai TripMart entered into on March 27, 2009, before which we were a shell company and had no operations, and the net cash inflow from Shanghai TripMart in the first quarter of last year. We incurred significant capital expenditure and prepayments during 2009 for the expansion of our operations through the development of our key IT technology, the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center. While we continued our operation expansion plan by acquiring office furniture and equipment and intangible assets, our capital expenditure during the three months ended March 31, 2010 was significantly lower compared to that in the same period of last year.

Financing Activities

Our net cash provided by financing activities was $158,834 in the three months ended March 31, 2010, compare to nil in the same period of last year. Such increase was primarily due to additional funds required from a stockholder to meet the working capital for the operating needs during the three months ended March 31, 2010, which we did not incur in the same period of last year.

Capital Expenditures

Our capital expenditures were $41,142 for the three months ended March 31, 2010. Our capital expenditures were mainly used to develop key IT technology and acquire office equipment and furniture in connection with our expansion of operations.

Mr. Chui from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2010, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $158,834 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand loan.

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

Obligations Under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,392) per month until July, 2011 and the expected payment as of March 31, 2010 was $70,204 in total.

We lease office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of March 31, 2010 were $3,172,252. Rental expenses under these operating leases were $88,079 for the three months ended March 31, 2010.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Mr. Sam Yuen Yee Lau, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Mr. Chui and Mr. Lau concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

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

Date: May 17, 2010	BUSINESS DEVELOPMENT SOLUTIONS, INC.

	By:	/s/ Shu Keung Chui
Shu Keung Chui, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Sam Yuen Yee Lau
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