Form 10-Q
period 2010-06-30
Business Development Solutions, Inc.
filed 2010-08-16
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	16,110,147

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Quarterly Report on FORM 10-Q
Three and Six Months Ended June 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Business Development Solutions, Inc.

Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended
June 30, 2010 and 2009
(Stated in US dollars)

ii

Business Development Solutions, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 (Unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements for the periods ended June 30, 2010 and 2009 (Unaudited)	F-5 – F-19

Business Development Solutions, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS	US$	US$

Current assets
Cash and cash equivalents	47,469	46,092
Trade receivables, net (Note 3)	5,323,490	792,108
Other receivables, deposits and prepayment (Note 4)	653,066	1,015,438

Total current assets	6,024,025	1,853,638
Intangible assets, net (Note 5)	1,898,232	2,135,851
Property and equipment, net (Note 6)	416,212	448,259

Total assets	8,338,469	4,437,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Trade payables (Note 7)	213,348	138,992
Other payables and accruals (Note 8)	1,935,234	541,128
Amount due to the stockholder (Note 12(a))	2,408,246	2,193,922
Note payable to stockholder (Note 12(b))	101,500	101,500
Income tax payable	597,428	1,852

Total liabilities	5,255,756	2,977,394

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, US$0.00001 par value: Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value: Authorized 500,000,000 shares as of June 30, 2010 and December 31, 2009, issued and outstanding 16,110,147 shares as of June 30, 2010 and December 31, 2009	161	161
Additional paid-in capital	9,839	9,839
Accumulated other comprehensive income	55,017	27,685
Retained earnings (accumulated deficit)	336,600	(1,258,427)

Total stockholders’ equity (deficit) of Business Development Solutions, Inc.	401,617	(1,220,742)
Non-controlling interest in variable interest entity (Note 2)	2,681,096	2,681,096

Total equity	3,082,713	1,460,354

Total liabilities and equity	8,338,469	4,437,748

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2010 and 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
	US$	US$	US$	US$

Revenue, net	4,053,759	145,475	4,783,741	149,750

Operating expenses
Selling expenses	892,790	16,836	909,154	19,504
General and administrative expenses	841,654	600,163	1,667,283	777,234

Total operating expenses	1,734,444	616,999	2,576,437	796,738

Net operating income (loss)	2,319,315	(471,524)	2,207,304	(646,988)
Financial expenses	(6,481)	(11,018)	(9,568)	(11,618)
Other operating income	388	451	966	525

Income (loss) before income taxes	2,313,222	(482,091)	2,198,702	(658,081)
Income taxes (Note 9)	(603,675)	-	(603,675)	-

Net income (loss)	1,709,547	(482,091)	1,595,027	(658,081)

Other comprehensive income (loss)
Foreign currency translation adjustment	29,485	745	27,332	(2,046)

Total comprehensive income (loss)	1,739,032	(481,346)	1,622,359	(660,127)

Earnings (loss) per share (Note 10)
Basic and diluted	0.11	(0.03)	0.10	(0.04)

Weighted average number of outstanding shares
Basic and diluted	16,110,147	16,110,147	16,110,147	15,181,458

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2010 and 2009

	Six months ended June 30,
	(Unaudited)
	2010	2009
	US$	US$
Cash flows from operating activities
Net income (loss)	1,595,027	(658,081)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities :-
Depreciation and amortization	320,593	136,629
Changes in operating assets and liabilities :-
Trade receivables	(4,510,737)	250,734
Other receivables, deposits and prepayment	435,800	(671,056)
Trade payables	73,490	43,320
Other payables and accruals	1,317,894	626,786
Income tax payable	593,290	-

Net cash used in operating activities	(174,643)	(271,668)

Cash flows from investing activities
Payment for acquisition of property and equipment	(41,150)	(460,956)
Payment for acquisition of intangible assets	-	(27,326)
Cash acquired from RTO	-	256
Cash from variable interest entity	-	318,004

Net cash used in investing activities	(41,150)	(170,022)

Cash flows from financing activities
Advance from a shareholder	217,071	27,456
Interest accrued on note payable to stockholder	-	2,030
Proceeds of short-term loan from financial institution	-	733,150

Net cash provided by financing activities	217,071	762,636

Effect of exchange rate changes on cash and cash equivalents	99	(262)

Net increase in cash and cash equivalents	1,377	320,684

Cash and cash equivalents, beginning of period	46,092	27,715

Cash and cash equivalents, end of period	47,469	348,399

Supplemental cash flow information
Cash paid for income taxes	12,775	-
Cash paid for interest	-	-

Non-cash financing and investing transaction
Issue of 14,200,000 shares of common stock for RTO	-	142

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
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
For the periods ended June 30, 2010 and 2009
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
For the periods ended June 30, 2010 and 2009
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
For the periods ended June 30, 2010 and 2009
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

The following is a summary of certain financial data of Shanghai TripMart :-

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Revenue	3,844,137	145,475	4,365,801	251,041
Net income (loss)	519,937	(136,470)	482,929	(317,970)

			As of	As of
			June 30,	December 31,
			(Unaudited)
			2010	2009
			US$	US$

Total assets			3,650,294	2,610,826
Total liabilities			809,460	264,627

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
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

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the condensed consolidated balance sheets represents the total net asset value of the VIE, Shanghai TripMart, as of March 27, 2009.

Revenue recognition

The Company's revenues (net of sales tax) for the six months ended June 30, 2010 are derived from the travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$5,674; (ii) commission from booking air and train tickets of US$58,099; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$67,099; and (iv) service fees for management consulting and technical services of US$410,624 and US$4,242,245, respectively, in accordance with the terms of the relevant management consulting and technical services agreements. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled, air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

The Company's revenues (net of sales tax) for the six months ended June 30, 2009 are derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$10,256; and (ii) commission from booking air and train tickets of US$112,153; and (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$27,341. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on the Company’s online ticketing platform.

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

The FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this ASU has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

3.	Trade receivables, net

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

General customers	9,631	401,583
Amount due from Shanghai Junli	5,318,360	395,007

	5,327,991	796,590
Allowance for doubtful accounts	(4,501)	(4,482)

	5,323,490	792,108

An analysis of the movements in allowance for doubtful accounts during the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Balance at beginning of period	4,483	-	4,482	-
Translation adjustments	18	-	19	-

Balance at end of period	4,501	-	4,501	-

4.	Other receivables, deposits and prepayments

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

Others receivable	1,396	-
Deposits and prepayment	76,834	59,628
Amount due from Shanghai Junli	574,521	953,440
Amount due from sole shareholder of Shanghai Junli	-	2,254
Advances to staff	315	116

	653,066	1,015,438

The amount due from Shanghai Junli is interest-free, unsecured and repayable on demand.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

5.	Intangible assets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Costs:
Patents, trademarks and domain name	27,393	27,278
Website development cost	84,731	84,377
B2B e-commerce travel services systems	2,353,788	2,343,942

	2,465,912	2,455,597
Accumulated amortization	(567,680)	(319,746)

Net book value	1,898,232	2,135,851

The amortization charges for the six months ended June 30, 2010 and 2009 were US$245,648 and US$78,443, respectively.

6.	Property and equipment

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Costs:
Office equipment	114,897	114,416
Computer hardware	229,851	187,764
Motor vehicles	252,716	251,658

	597,464	553,838
Accumulated depreciation	(181,252)	(105,579)

Net book value	416,212	448,259

The depreciation charge for the six months ended June 30, 2010 and 2009 were US$74,945 and US$58,186, respectively.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

7.	Trade payables

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

General suppliers	880	10,070
Amount due to Shanghai Junli	212,468	128,922

	213,348	138,992

8.	Other payables and accruals

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

Accrued audit fee	20,645	45,161
Other payables	943,267	17,603
Other tax payable	346,610	39,814
Amount due to sole stockholder of Shanghai Junli	252,121	86,496
Accrued expense	168,423	197,174
Accrued salaries	204,168	154,880

	1,935,234	541,128

The amount due to sole stockholder of Shanghai Junli is interest-free, unsecured and repayable on demand.

9.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

British Virgin Islands

TripMart Holding was incorporated in British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

9.	Income taxes (continued)

Hong Kong

TripMart HK is subject to Hong Kong profits tax at the rate of 16.5%. No provision for Hong Kong profits tax has been made as TripMart HK had no taxable income during the reporting periods.

PRC

Suzhou TripMart and Shanghai TripMart are subject to PRC enterprise income tax at the rate of 25%. For the six months ended June 30, 2010, there was a provision for income tax of US$603,675 as Suzhou TripMart and Shanghai TripMart incurred taxable income during that period.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new Corporate Income Tax ("CIT") Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2010.

10.	Earnings (loss) per share

The basic and diluted earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The Company had no dilutive instruments during or as of the end of the reporting periods.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

11.	Commitments and contingencies

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected balance of payment as of June 30, 2010 and 2009 was US$57,041 and US$109,875 in total respectively.

The future minimum contractual payments under these agreements are as follow:-

Year ending December 31,	US$
2010	26,327
2011	30,714

57,041

The Company leases office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of June 30, 2010 were US$3,085,753. Rental expenses under these operating leases were US$176,867 and US$81,793 for the six months ended June 30, 2010 and 2009, respectively.

The future minimum lease payments under these agreements are as follows :-

Year ending December 31,	US$
2010	176,594
2011	367,808
2012	386,199
2013	405,509
2014	425,785
After 2014	1,323,858

3,085,753

12.	Related party transactions

(a)

Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company, including accrued interest of promissory note stated in Note 12(b), and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,408,246 as of June 30, 2010 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand advances.

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

12.	Related party transactions (cont’d)

(b) (cont’d)

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

(c)

Pursuant to a Management Consulting Services Agreement between Suzhou TripMart and Shanghai Junli dated August 1, 2009, Suzhou TripMart provides to Shanghai Junli certain management consulting and related services in exchange for a service fee at the monthly rate of RMB500,000, which rate may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume. For the six months ended June 30, 2010, the service fee for management consulting service rendered was US$438,934.

Pursuant to a Technical Services Agreement between Shanghai TripMart and Shanghai Junli dated August 1, 2009, Shanghai TripMart provides to Shanghai Junli certain technical and related services in exchange for a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at the rates of RMB6 per domestic air ticket and RMB22 per international air ticket, which rates may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. For the six months ended June 30, 2010, the service fee for technical service rendered was US$4,463,936.

In connection with the provision of technical services to Shanghai Junli, Shanghai TripMart and Shanghai Junli mutually agreed that Shanghai TripMart would pay Shanghai Junli 20% of the service fee for technical service received from Shanghai Junli as advertising and promotion fee. For the six months ended June 30, 2010, the advertising and promotion fee accrued was US$892,787.

(d)

Apart from the balances with Shanghai Junli and its sole stockholder (Notes 3, 4, 7 and 8), balances with the Company’s stockholder and transactions with Shanghai Junli as described above, the Company sourced the air tickets of US$3,306,435 and nil from Shanghai Junli during the six months ended June 30, 2010 and 2009, respectively.

13.	Segment information

The Company uses the "management approach" in determining reporting operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company operates in two segments and in the PRC only. It has two reported segments as defined in ASC 280 Segment Reporting, formerly SFAS 131 "Disclosures about Segments of an Enterprise and Related Information".

The Company’s long-lived assets are all located in the PRC.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

13.	Segment information (cont’d)

	Management consulting and
	technical services		Travel agency services		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$	US$
Revenue, net from external customers	4,652,869	-	130,872	149,750	4,783,741	149,750
Segment profit (loss)	3,118,201	-	(715,069)	(608,084)	2,403,132	(608,084)

	Management consulting and
	technical services		Travel agency services		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$	US$
Revenue, net from external customers	4,064,926	-	(11,167)	145,475	4,053,759	145,475
Segment profit (loss)	2,794,169	-	(404,966)	(432,266)	2,389,203	(432,266)

	Management consulting and
	technical services		Travel agency services		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)
	US$	US$	US$	US$	US$	US$
Segment assets	6,395,648	1,346,302	1,938,761	3,085,567	8,334,409	4,431,869

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Total consolidated revenue, net	4,053,759	145,475	4,783,741	149,750

Total income (loss) for reportable segments	2,389,203	(432,266)	2,403,132	(608,084)
Unallocated amounts related to operations:
Interest income	236	-	236	-
Other (expense) income	(251)	-	281	-
Other finance costs	(439)	-	(856)	-
Depreciation	(136)	-	(272)	-
General and administrative expenses	(75,391)	(49,825)	(203,819)	(49,997)

Income (loss) before income taxes	2,313,222	(482,091)	2,198,702	(658,081)

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

13.	Segment information (cont’d)

	June 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Assets

Total asset for reportable segments	8,334,409	4,431,869
Cash and cash equivalents	3,064	4,610
Property and equipment, net	996	1,269

	8,338,469	4,437,748

14.	Equity Based Compensation

The Company’s board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010. The Company’s controlling stockholder approved the 2009 Plan on August 13, 2010.

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

The Company has reserved an aggregate of 4,000,000 shares of the Company’s common stock for issuance under the 2009 Plan. As of June 30, 2010, no awards have been granted.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended June 30, 2010 and 2009
(Unaudited)

15.	Subsequent events

Reincorporation

On August 12, 2010, the Company’s Board of Directors approved a change in the State of incorporation of the Company from Delaware to Nevada by merging the Company with and into a newly formed Nevada subsidiary. On August 13, 2010, the Company’s stockholders approved the Reincorporation. The Reincorporation will be effective after the filing of a definitive information statement with the SEC and upon the filing of a certificate of merger with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of State of Nevada.

Approval of the 2009 Equity Incentive Plan

On August 13, 2010, the Company’s controlling stockholder approved the 2009 Equity Incentive Plan.

Apart from the aforementioned, the Company has evaluated its other activities through the date these condensed consolidated financial statements were issued and has concluded that there were no other material recognizable nor subsequent events or transactions that would require recognition or disclosure in the condensed consolidated financial statements.

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

Currently PRC law imposes substantial restrictions on foreign ownership of the air-ticketing, travel agency, and value-added telecommunications business in the PRC. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE that holds the licenses and approval for conducting travel products and services and value-added telecommunications business in China. For further information regarding the agreements and arrangements among us, Suzhou TripMart, Shanghai TripMart and Shanghai TripMart’s parent company, Shanghai Junli Air Service Co., Ltd., or Shanghai Junli, see our Current Report on Form 8-K filed on March 30, 2009 and our Current Report on Form 8-K filed on August 4, 2009.

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

Recent Developments

On August 12, 2010, our Board of Directors approved a change in the state of incorporation of the Company from Delaware to Nevada by merging the Company with and into the Company’s newly formed Nevada subsidiary of the same name. On August 13, 2010, our Chairman and Chief Executive Officer, Shu Keung Chui, being the record holder of 12,730,934 shares of our Common Stock, constituting 79.02% of our issued and outstanding shares of Common Stock approved in writing the Business Development Solutions, Inc. 2009 Equity Incentive Plan which was adopted by our Board of Directors on August 14, 2009 and the Company’s reincorporation to Nevada. The reincorporation will be effective after the filing of a definitive information statement with the SEC and upon the filing on or about September 15, 2010 of a certificate of merger with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of the State of Nevada.

Second Quarter Financial Performance Highlights

Following are some financial highlights for the second quarter of 2010.

  Net Revenues: Our net revenues were $4,053,759 and $4,783,741 for the three and six months ended June 30, 2010, respectively, an increase from $145,475 and $149,750 for the same periods in 2009, respectively.
  Net Income/Loss: Net income was $1,709,547 and $1,595,027 for the three and six months ended June 30, 2010, respectively, as compared to net loss of $482,091 and $658,081 for the same periods in 2009, respectively.
  Basic and diluted net income/loss per share: Basic and diluted net income per share was $0.11 and $0.10 for the three and six months ended June 30, 2010, respectively, as compared to basic and diluted net loss per share of $0.03 and $0.04 for the same periods in 2009, respectively.

Principal Factors Affecting our Financial Performance

Global and Chinese Economic Environment and Demand for Travel Services

We expect that our financial results will continue to be affected by the overall growth rate of the economy and demand for travel services in China and the rest of the world. According to a 2009 report published by the National Bureau of Statistics of China, or NBSC, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB33.5 trillion (approximately US$4.92 trillion) in 2009, representing a compound annual growth rate of approximately 10%. This growth led to a significant increase in the demand for travel services, and according to the National Economic and Social Development Statistics Bulletin 2009 published by NBSC, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB1,018.4 billion (US$150.4 billion) in 2009, representing a compound annual growth of 19.8% .

However, while we expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, the recent global financial crisis and economic slow-down could have a material and adverse effect on the travel industry in China, which in turn would cause a negative effect on our business. The recent global credit crunch is impacting travel spending in China. According to the National Economic and Social Development Statistics Bulletin 2009 published by NBSC, the number of inbound tourists in China and inbound tourism spending decreased by approximately 2.7% and 2.9%, respectively, in 2009 as compared to 2008, while the number of outbound tourists in China and outbound tourism spending increased by approximately 11.1% and 16.4%, respectively, in 2009 as compared to 2008 due to the strength of the Chinese economy and its currency. The domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. We expect that in the current economic environment, our operating results will increasingly depend on how well we capitalize on the efficiency of our online platforms and the quality of our services.

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

In addition to the new unified enterprise income tax rate, the EIT Law and its implementing rules generally provides that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Suzhou TripMart is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to a company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TripMart by Suzhou TripMart, but this treatment will depend on our status as a nonresident enterprise.

Substantially all of our income may be derived from consulting and other fees paid to us by Shanghai TripMart, our VIE, and Shanghai Junli. The consulting and other fees paid to us by Shanghai TripMart and Shanghai Junli are subject to business tax and related surcharges at the applicable rate of 5.5% .

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth key components of our results of operations and the respective percentage changes from period-to-period.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Percent				Percent
			Increase				Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Net Revenues	$4,053,759	$145,475	2686.57%		$4,783,741	$149,750	3094.48%
Selling Expenses	892,790	16,836	5202.86%		909,154	19,504	4561.37%
General and Administrative Expenses	841,654	600,163	40.24%		1,667,283	777,234	114.51%
Operating Income (Loss)	2,319,315	(471,524)	591.88%		2,207,304	(646,988)	441.17%
Financial Expenses	(6,481)	(11,018)	(41.18%	)	(9,568)	(11,618)	(17.65%	)
Other Operating Income, net	388	451	(13.97%	)	966	525	84.00%
Operating Income (Loss) Before Income Taxes	2,313,222	(482,091)	579.83%		2,198,702	(658,081)	434.11%
Income Taxes	(603,675)	0	100.00%		(603,675)	0	100%
Net Income (Loss)	$1,709,547	$(482,091)	454.61%		$1,595,027	$(658,081)	342.38%

Net Revenues. For the three and six months ended June 30, 2010, our net revenues increased to $4,053,759 and $4,783,741, respectively, from $145,475 and $149,750 for the same respective periods last year. Such increase in net revenues is primarily due to the expansion of our online air ticket marketplace and our strategic cooperation with Shanghai Junli, a prominent air ticketing agency in Shanghai and China nationwide in terms of air ticketing volume and the sole shareholder of Shanghai TripMart.

We earned revenues substantially through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the travel products and services and online travel agent marketplace business conducted by Shanghai TripMart, which amounted to -$11,167 and $130,872 for the three and six months ended June 30, 2010, respectively, from $145,475 and $149,750 for the same respective periods last year. We earn substantial additional consulting revenues from the management consulting services agreement and the technical services agreement we entered into on August 1, 2009 with Shanghai Junli, which amounted to $4,064,926 and $4,652,869 for the three and six months ended June 30, 2010, respectively, from nil for the same respective periods last year. We expect to continue to experience substantial growth of our online travel agency marketplace and grow our business by offering more new products and services.

Selling Expenses. For the three and six months ended June 30, 2010, our selling expenses increased to $892,790 and $909,154, respectively, from $16,836 and $19,504 for the same respective periods last year. Such increase in our selling expenses is primarily due to the increased marketing and promotional expenses as a result of our agreement with Shanghai Junli to share a portion of its marketing and promotional expenses. Our selling expenses consist mainly of advertising, marketing and promotional expenses.

General and Administrative Expenses. For the three and six months ended June 30, 2010, our general and administrative expenses increased to $841,654 and $1,667,283, respectively, from $600,163 and $777,234 for the same respective periods last year. Such increase in our general and administrative expenses is primarily due to the expansion of our business and increased business tax on the increased management consulting and technical fees that we earn. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increase of legal and other professional fees.

Financial Expenses. For the three and six months ended June 30, 2010, our financial expenses decreased to $6,481 and $9,568, respectively, from $11,018 and $11,618 for the same respective periods last year. Such decrease in our financial expenses is primarily due to the elimination of interest on a promissory note due to a stockholder (which interest stopped accruing beginning December 1, 2009). Our financial expenses consist mainly of bank charges in connection with credit card or debit card purchase settlement for travel products and services.

Other Operating Income (Net). For the three and six months ended June 30, 2010, our other operating income increased to $388 and $966, respectively, from $451 and $525 for the same respective periods last year. Such increase is primarily due to higher interest income generated on cash deposits. Other operating income consists primarily of interest income earned on our bank cash balances.

Income (Loss) Before Income Taxes. For the three and six months ended June 30, 2010, our income before income taxes increased to $2,313,222 and $2,198,702, respectively, from a loss of $482,091 and $658,081 for the same respective periods last year. Such increase in income is primarily due to the expansion of our online air ticket marketplace and the substantial increase of our revenues derived from our management consulting and technical service fees.

Income Taxes. We incurred income tax expenses of $603,675 and $603,675 in the three and six months ended June 30, 2010 as a result of our operating profits due to the significant increase in operating profits discussed above, as compared to zero income tax expenses for the same periods of last year.

Net Income (Loss). For the three and six months ended June 30, 2010, our net income were $1,709,547 and $1,595,027, respectively, and our net loss were $482,091 and $658,081 for the same respective periods last year. Such increase of net income is primarily due to the expansion of our online air ticket marketplace and the substantial increase of our revenues derived from our management consulting and technical service fees.

Results by Segment

We have two reportable business segments during the three and six months ended June 30, 2010 and 2009 as described low.

Management consulting and technical services

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
	2010	2009	Increase	2010	2009	Increase
Revenue, net from external customers	$4,064,926	$-	100%	$4,652,869	$-	100%
Segment profit	2,794,169	-	100%	3,118,201	-	100%

We derive our management consulting and technical services revenues mainly under the management consulting agreement and the technical services agreement that we entered into on August 1, 2009 with Shanghai Junli, pursuant to which we provide certain management consulting and technical services to Shanghai Junli and earn service fees calculated based on Shanghai Junli’s ticketing volume at such per ticket (both domestic and international) rate(s) as we and Shanghai Junli from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. Our management consulting and technical services revenues are expected to significantly contribute to our revenues in the near-term.

Travel Agency Services

	Three Months Ended				Six Months Ended
	June 30,				June 30,
							Percent
			Percent				Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Revenue, net from external customers	$(11,167)	$145,475	(108%	)	$130,872	$149,750	(13%	)
Segment loss	(404,966)	(432,266)	(6%	)	(715,069)	(608,084)	18%

We derive our travel agency services revenues through air ticket and hotel booking services and transaction fees for air tickets sold on our online travel agent marketplace. For the three months ended June 30, 2010, there was negative revenue, net from external customers, of $11,167, which represented the net tickets sold and return for the period. Owing to the restructuring of our travel agent service operations on the online sales of tickets, tickets sold through traditional channels gradually declined. We expect to continue to experience substantial growth of our online travel agent marketplace and grow our business by offering more online functionalities.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $47,469. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Six Months Ended June 30
	2010	2009
Net cash used in operating activities	$(174,643)	$(271,668)
Net cash used in investing activities	(41,150)	(170,022)
Net cash provided by financing activities	217,071	762,636
Effect of foreign currency translation in cash and cash equivalents	99	(262)
Net cash flows	$1,377	$320,684

Operating Activities

Net cash used in operating activities was $174,643 in the six months ended June 30, 2010, compared to net cash used in operating activities of $271,668 in the same period of last year. Such change is primarily a result of the outstanding accounts receivable balance with Shanghai Junli in connection with our management consulting and technical services rendered for the six months ended June 30, 2010 which services did not exist in the same period of last year.

Investing Activities

Our net cash used in investing activities in the six months ended June 30, 2010 was $41,150, compared to net cash used in investing activities of $170,022 in the same period of last year. Such change is primarily a result of a significant decrease in our capital expenditures as compared to the same period last year, in which we incurred significant capital expenditures and prepayments for the expansion of our operations through the development of our key IT technology, the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center. While we continued our operational expansion plan by acquiring office furniture and equipment and intangible assets, our capital expenditures during the six months ended June 30, 2010 was significantly low compared to that in the same period of last year.

Financing Activities

Our net cash provided by financing activities in the six months ended June 30, 2010 was $217,071, compared to net cash provided by financing activities of $762,636 in the same period of last year. Such change is primarily due to improved cash flow resulting from the expanded operations which enabled us to repay a short-term loan from a financial institution and require smaller additional funds from a stockholder to meet our working capital for the operating needs during the six months ended June 30, 2010 as compared to the same period of last year.

Capital Expenditures

Our capital expenditures were $41,150 in the six months ended June 30, 2010. Our capital expenditures were mainly used to develop key IT technology and acquire equipment in connection with the expansion of our online travel agent marketplace.

From time to time our Chairman and Chief Executive Officer, Mr. Shu Keung Chui, paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2010, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $217,071 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand loan.

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

Obligations under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,392) per month until July, 2011 and the expected payment as of June 30, 2010 was $57,041 in total.

We lease office premises under two non-cancelable operating lease agreements that will expire in 2017. The minimum future lease payments under these operating lease agreements as of June 30, 2010 were $3,085,753. Rental expenses under these operating leases were $176,867 for the six months ended June 30, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies and estimates are more fully described in Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We base these estimates on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. We periodically evaluate these estimates based on available information and experience. Our actual results may differ from these estimates under different assumptions or conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

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

  Revenue recognition. The Company's revenues (net of sales tax) for the six months ended June 30, 2010 are derived from the travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$5,674; (ii) commission from booking air and train tickets of US$58,099; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$67,099; and (iv) service fees for management consulting and technical services of US$410,624 and US$4,242,245, respectively, in accordance with the terms of the relevant management consulting and technical services agreements. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled, air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.
  The Company's revenues (net of sales tax) for the six months ended June 30, 2009 are derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$10,256; and (ii) commission from booking air and train tickets of US$112,153; and (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$27,341. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on the Company’s online ticketing platform.

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

  Property and equipment, net. Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal depreciation rates are: office and computer equipment – 20% to 33 1/3%; motor vehicles –25%; leasehold improvements – over the term of the lease. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to statement of operations.

  Intangible assets. Intangible assets are stated in the balance sheet at cost less accumulated amortization. The costs of the intangible assets are amortized on a straight-line basis over their estimated useful lives at the annual rate of 20%, except as to development projects in progress.

  Concentrations of credit risk. During the current reporting period, no customer contributed 10% or more to our gross revenue from the travel agency businesses. Our entire service fees for management consulting and technical services were received from Shanghai TripMart and Shanghai Junli. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of June 30, 2010, our cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, we extend credit based on an evaluation of the customer’s financial condition. We generally do not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial statements.

The FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this ASU has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Mr. Sam Yuen Yee Lau, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Mr. Chui and Mr. Lau concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2010	BUSINESS DEVELOPMENT SOLUTIONS, INC.

	By:	/s/ Shu Keung Chui
Shu Keung Chui, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Sam Yuen Yee Lau
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