Form 10-Q
period 2010-09-30
Business Development Solutions, Inc.
filed 2010-11-15
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

__________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	16,110,147

BUSINESS DEVELOPMENT SOLUTIONS, INC.

Quarterly Report on FORM 10-Q
Three and Nine months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

i

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Business Development Solutions, Inc.
Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2010 and 2009
(stated in U.S. dollars)

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements for the periods ended September 30, 2010 and 2009 (Unaudited)	F-5 – F-18

Business Development Solutions, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS	US$	US$

Current assets
Cash and cash equivalents	84,970	46,092
Trade receivables, net (Note 3)	5,114,342	792,108
Other receivables, deposits and prepayment (Note 4)	3,517,898	1,015,438

Total current assets	8,717,210	1,853,638
Intangible assets, net (Note 5)	1,804,218	2,135,851
Property and equipment, net (Note 6)	424,338	448,259

Total assets	10,945,766	4,437,748

LIABILITIES AND EQUITY

Current liabilities
Trade payables (Note 7)	670,676	138,992
Other payables and accruals (Note 8)	2,413,227	541,128
Amount due to the stockholder (Note 12(a))	2,496,462	2,193,922
Note payable to stockholder (Note 12(b))	101,500	101,500
Income tax payable	979,906	1,852

Total liabilities	6,661,771	2,977,394

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares as of September 30, 2010 and
December 31, 2009, issued and outstanding 16,110,147 shares
as of September 30, 2010 and December 31, 2009	161	161
Additional paid-in capital	9,839	9,839
Accumulated other comprehensive income	163,413	27,685
Retained earnings (accumulated deficit)	1,429,486	(1,258,427)

Total stockholders’ equity (deficit) of Business Development Solutions, Inc.	1,602,899	(1,220,742)
Non-controlling interest in variable interest entity (Note 2)	2,681,096	2,681,096

Total equity	4,283,995	1,460,354

Total liabilities and equity	10,945,766	4,437,748

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
	US$	US$	US$	US$

Revenue, net	3,073,712	801,925	7,857,453	951,675

Operating expenses
Selling expenses	570,431	24,447	1,479,585	43,951
General and administrative expenses	1,014,256	861,249	2,681,539	1,638,483

Total operating expenses	1,584,687	885,696	4,161,124	1,682,434

Net operating income (loss)	1,489,025	(83,771)	3,696,329	(730,759)
Financial expenses	(17,661)	(5,512)	(27,229)	(17,130)
Other operating income	350	384	1,316	909

Income (loss) before income taxes	1,471,714	(88,899)	3,670,416	(746,980)
Income taxes (Note 9)	(378,828)	-	(982,503)	-

Net income (loss)	1,092,886	(88,899)	2,687,913	(746,980)

Other comprehensive income
Foreign currency translation adjustment	108,396	5,433	135,728	3,386

Total comprehensive income (loss)	1,201,282	(83,466)	2,823,641	(743,594)

Earnings (loss) per share (Note 10)
Basic and diluted	0.07	(0.01)	0.17	(0.05)

Weighted average number of outstanding shares
Basic and diluted	16,110,147	16,110,147	16,110,147	15,494,424

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009

	Nine months ended September 30,
	(Unaudited)
	2010	2009
	US$	US$
Cash flows from operating activities
Net income (loss)	2,687,913	(746,980)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities :-
Depreciation and amortization	483,394	284,860
Allowance for doubtful debts	2,280	-
Changes in operating assets and liabilities :-
Trade receivables	(4,233,337)	(15,836)
Other receivables, deposits and prepayment	(2,311,828)	(199,196)
Trade payables	519,620	34,603
Other payables and accruals	1,711,807	788,938
Income tax payable	961,041	-

Net cash (used in) provided by operating activities	(179,110)	146,389

Cash flows from investing activities
Payment for acquisition of property and equipment	(81,292)	(423,379)
Payment for acquisition of intangible assets	-	(27,326)
Cash acquired from RTO	-	256
Cash from variable interest entity	-	318,004

Net cash used in investing activities	(81,292)	(132,445)

Cash flows from financing activities
Advance from a stockholder	297,811	54,937
Interest accrued on note payable to stockholder	-	4,060
Proceeds of short-term loan from financial institution	-	733,150
Repayment of short-term loan from financial institution	-	(733,150)

Net cash provided by financing activities	297,811	58,997

Effect of exchange rate changes on cash and cash equivalents	1,469	249

Net increase in cash and cash equivalents	38,878	73,190

Cash and cash equivalents, beginning of period	46,092	27,715

Cash and cash equivalents, end of period	84,970	100,905

Supplemental cash flow information
Cash paid for income taxes	23,858	-
Cash paid for interest	-	-

Non-cash financing and investing transaction
Issue of 14,200,000 shares of common stock for RTO	-	142

See accompanying notes to condensed consolidated financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

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

On August 12, 2010, the Company’s Board of Directors approved a change in the state of incorporation of the Company from Delaware to Nevada by merging the Company with and into a newly formed Nevada subsidiary (the “Reincorporation”). On August 13, 2010, the Company’s stockholders approved the Reincorporation. The Reincorporation will be effective after the filing of a definitive information statement with the Securities and Exchange Commission (the “SEC”) and upon the filing of a certificate of merger with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of State of Nevada. As of September 30, 2010, the Reincorporation was still not completed due to the franchise tax issue in the State of Delaware. The management considered this redomicile merger will take effect by the end of this year.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions include, but are not limited to, the valuation of trade and other receivables, property and equipment and intangible assets and the estimation on useful lives of property and equipment and intangible assets. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K as filed with the SEC on March 31, 2010.

Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and the VIE. All significant inter-company balances and transactions between the Company, its subsidiaries and VIE have been eliminated upon consolidation.

The Company adopted ASC 810, Consolidation, and considers Suzhou TripMart be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into between Suzhou TripMart, Shanghai TripMart and the sole shareholder of Shanghai TripMart, Shanghai Junli Air Services Co., Ltd. (“Shanghai Junli”), on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company’s financial statements since March 27, 2009.

Variable interest entities

Suzhou TripMart entered into a Technical and Management Consulting Services Agreement, an Equity Pledge Agreement, an Intellectual Property Assignment and License Agreement (as amended and restated on August 1, 2009) and an Option Agreement with Shanghai TripMart and Shanghai Junli (collectively referred to herein as the "Commercial Agreements"), through which Suzhou TripMart conducts part of its businesses and has the exclusive right to acquire all the equity of Shanghai TripMart if and when permitted by the PRC regulations.

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
For the periods ended September 30, 2010 and 2009 (Unaudited)

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

Intellectual Property Assignment and License Agreement

Pursuant to an intellectual property assignment and license agreement dated March 27, 2009 (as amended and restated on August 1, 2009, the “IP Assignment and License Agreement”) between Suzhou TripMart and Shanghai TripMart, Suzhou TripMart has assigned to Shanghai TripMart without a grant fee, certain trademarks and domain names relating to the operation of the Company’s websites, as required for Shanghai TripMart to maintain its license to operate as a value-added telecommunications service provider, and have granted Shanghai TripMart a license to use Suzhou TripMart’s intellectual property, including the proprietary software supporting the Company’s websites, in exchange for a monthly royalty of the greater of (i) 5% of revenue of Shanghai TripMart or (ii) RMB10,000. Under the IP Assignment and License Agreement, Shanghai TripMart granted back to Suzhou TripMart an exclusive (except as to Shanghai TripMart), royalty-free, transferrable, irrevocable, worldwide license to use the assigned marks in Suzhou TripMart’s business, with the right to sublicense, to the extent not contrary to the applicable PRC laws, Shanghai TripMart’s ownership of the assigned marks during the term of the agreement.

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
For the periods ended September 30, 2010 and 2009 (Unaudited)

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

The following is a summary of certain financial data of Shanghai TripMart :-

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Revenue	2,868,964	655,315	7,234,765	906,356
Net income (loss)	67,553	289,271	550,482	(28,699)

			As of	As of
			September 30,	December 31,
			2010	2009
			(Unaudited)
			US$	US$

Total assets			4,383,081	2,610,826
Total liabilities			1,427,956	264,627

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Revenue recognition

The Company's revenues (net of sales tax) for the nine months ended September 30, 2010 are derived from the travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$6,112; (ii) commission from booking air and train tickets of US$34,543; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$253,897; and (iv) service fees for management consulting and technical services of US$615,353 and US$6,947,548, respectively, in accordance with the terms of the relevant management consulting and technical services agreements.

The Company's revenues (net of sales tax) for the nine months ended September 30, 2009 are derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$30,867; and (ii) commission from booking air and train tickets of US$297,689; and (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$71,571; and (iv) service fees for management consulting and technical services of US$146,610 and US$404,938, respectively, in accordance with the terms of the relevant management consulting and technical services agreements.

The Company recognizes the revenues if and when the customer’s non-refundable offer is fulfilled, air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

The FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this ASU has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is evaluating the impact of adopting ASU 2010-13 on its financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is evaluating the impact of adopting ASU 2010-20 on its financial statements.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

3.	Trade receivables, net

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

General customers	13,061	401,583
Amount due from Shanghai Junli	5,108,176	395,007

	5,121,237	796,590
Allowance for doubtful accounts	(6,895)	(4,482)

	5,114,342	792,108

An analysis of the movements in allowance for doubtful accounts during the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Balance at beginning of period	4,501	-	4,482	-
Addition of bad debt expense, net	2,320	-	2,280	-
Translation adjustments	74	-	133	-

Balance at end of period	6,895	-	6,895	-

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

4.	Other receivables, deposits and prepayment

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

Other receivables	17,980	-
Deposits and prepayment	152,335	59,628
Amount due from Shanghai Junli	3,347,583	953,440
Amount due from sole shareholder of Shanghai Junli	-	2,254
Advances to staff	-	116

	3,517,898	1,015,438

The amount due from Shanghai Junli is interest-free, unsecured and repayable on demand.

5.	Intangible assets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Costs:
Patents, trademarks and domain name	27,845	27,278
Website development cost	86,129	84,377
B2B e-commerce travel services systems	2,392,619	2,343,942

	2,506,593	2,455,597
Accumulated amortization	(702,375)	(319,746)

Net book value	1,804,218	2,135,851

The amortization charges for the nine months ended September 30, 2010 and 2009 were US$369,464 and US$212,314, respectively.

6.	Property and equipment

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Costs:
Office equipment	118,428	114,416
Computer hardware	272,725	187,764
Motor vehicles	256,885	251,658

	648,038	553,838
Accumulated depreciation	(223,700)	(105,579)

Net book value	424,338	448,259

The depreciation charge for the nine months ended September 30, 2010 and 2009 were US$113,930 and US$72,546, respectively.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

7.	Trade payables

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

General suppliers	472	10,070
Amount due to Shanghai Junli	670,204	128,922

	670,676	138,992

8.	Other payables and accruals

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$

Accrued audit fee	10,323	45,161
Other payables	1,038,154	17,603
Other tax payable	455,137	39,814
Amount due to sole stockholder of Shanghai Junli	327,877	86,496
Accrued expense	373,592	197,174
Accrued salaries	208,144	154,880

	2,413,227	541,128

The amount due to sole stockholder of Shanghai Junli is interest-free, unsecured and repayable on demand.

9.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2010 because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

British Virgin Islands

TripMart Holding was incorporated in British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

9.	Income taxes (continued)

Hong Kong

TripMart HK is subject to Hong Kong profits tax at the rate of 16.5%. No provision for Hong Kong profits tax has been made as TripMart HK had no taxable income during the reporting periods.

PRC

Suzhou TripMart and Shanghai TripMart are subject to PRC enterprise income tax at the rate of 25%. For the nine months ended September 30, 2010, there was a provision for income tax of US$982,503 as Suzhou TripMart and Shanghai TripMart incurred taxable income during that period.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new Corporate Income Tax (“CIT”) Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends in the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2010.

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
For the periods ended September 30, 2010 and 2009 (Unaudited)

11.	Commitments and contingencies

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected balance of payment as of September 30, 2010 was US$44,789 in total.

The future minimum contractual payments under these agreements as of September 30, 2010 were as follow:-

Year ending December 31,	US$
2010	13,437
2011	31,352

44,789

The Company leases office premises under six non-cancelable operating lease agreements, of which one lease will expire in 2018 and five leases will expire in 2013. The minimum future lease payments under these operating lease agreements as of September 30, 2010 were US$4,782,099. Rental expenses under these operating leases were US$375,407 and US$216,385 for the nine months ended September 30, 2010 and 2009, respectively.

The future minimum lease payments under these agreements as of September 30, 2010 were as follows:-

Year ending December 31,	US$
2010	312,594
2011	1,291,489
2012	1,356,064
2013	1,000,079
2014	174,783
After 2014	647,090

4,782,099

12.	Related party transactions

(a)

Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company, including accrued interest of promissory note stated as Note 12(b), and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,496,462 as of September 30, 2010 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand advance.

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

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

12.	Related party transactions (continued)

	(b)	(continued)

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

(c)

Pursuant to a Management Consulting Services Agreement between Suzhou TripMart and Shanghai Junli dated August 1, 2009, Suzhou TripMart provides to Shanghai Junli certain management consulting and related services in exchange for a service fee at the monthly rate of RMB500,000, which rate may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume. For the nine months ended September 30, 2010 and 2009, the service fee for management consulting service rendered (before sales tax) was US$660,173 and US$146,610, respectively.

Pursuant to a Technical Services Agreement between Shanghai TripMart and Shanghai Junli dated August 1, 2009, Shanghai TripMart provides to Shanghai Junli certain technical and related services in exchange for a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at the rates of RMB6 per domestic air ticket and RMB22 per international air ticket, which rates may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. For the nine months ended September 30, 2010 and 2009, the service fee for technical service rendered (before sales tax) was US$7,297,850 and US$404,938, respectively.

In connection with the provision of technical and related services to Shanghai Junli, Shanghai TripMart agrees to share a portion of the marketing and promotional expenses of Shanghai Junli equal to up to 20% of the technical and related service fee payable by Shanghai Junli. For the nine months ended September 30, 2010 and 2009, the provision for the accrued portion of the marketing and promotional expenses of Shanghai Junli to be borne by Shanghai TripMart was US$1,459,570 and nil, respectively.

(d)

Apart from the balances with Shanghai Junli and its sole stockholder (Notes 3, 4, 7 and 8), balances with the Company’s stockholder and transactions with Shanghai Junli as described above, the Company sourced the air tickets of US$8,099,680 and nil from Shanghai Junli during the nine months ended September 30, 2010 and 2009, respectively.

13.	Segment information

The Company uses the "management approach" in determining reporting operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company operates in two segments and in the PRC only. It has two reported segments as defined in ASC 280 “Segment Reporting”.

The Company’s long-lived assets are all located in the PRC.

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

13.	Segment information (cont’d)

	Management consulting and
	technical services		Travel agency services		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$	US$
Revenue, net from external customers	7,576,776	520,673	280,677	431,002	7,857,453	951,675
Segment profit (loss)	5,024,476	(305,627)	(1,034,651)	(196,959)	3,989,825	(502,586)

	Management consulting and
	technical services		Travel agency services		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$	US$
Revenue, net from external customers	2,923,907	520,673	149,805	281,252	3,073,712	801,925
Segment profit (loss)	1,906,275	(305,627)	(319,582)	411,125	1,586,693	105,498

	Management consulting and
	technical services		Travel agency services		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)
	US$	US$	US$	US$	US$	US$
Segment assets	7,011,909	1,346,302	3,924,455	3,085,567	10,936,364	4,431,869

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Total consolidated revenue, net	3,073,712	801,925	7,857,453	951,675

Total income (loss) for reportable segments	1,586,693	105,498	3,989,825	(502,586)
Unallocated amounts related to operations:
Interest income	-	-	236	-
Other (expense) income	-	(244)	281	(244)
Financial expenses	(355)	(462)	(1,211)	(462)
Depreciation	(136)	(227)	(408)	(227)
General and administrative expenses	(114,488)	(193,464)	(318,307)	(243,461)
Income (loss) before income taxes	1,471,714	(88,899)	3,670,416	(746,980)

Business Development Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
For the periods ended September 30, 2010 and 2009 (Unaudited)

13.	Segment information (cont’d)

	September 30,	December 31,
	2010	2009
	(Unaudited)
	US$	US$
Assets

Total assets for reportable segments	10,936,364	4,431,869
Cash and cash equivalents	8,539	4,610
Property and equipment, net	863	1,269

	10,945,766	4,437,748

14.	Equity Based Compensation

The Company’s board of directors terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is effective as of August 14, 2009, subject to approval by the Company’s stockholders at any time before August 14, 2010. The Company’s controlling stockholder approved the 2009 Plan on August 13, 2010.

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

The Company has reserved an aggregate of 4,000,000 shares of the Company’s common stock for issuance under the 2009 Plan. As of September 30, 2010, no awards have been granted.

15.	Subsequent events

The Company has evaluated its activities through the date these condensed consolidated financial statements were issued and has concluded that there were no material recognizable nor subsequent events or transactions that would require recognition or disclosure in the condensed consolidated financial statements.

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

Overview of Our Business

We are a holding company that operates through our indirect wholly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company in China, specializing in developing travel products and services, marketing strategies and business solutions for small and medium sized, or SME, travel agents. We also provide travel management services and products to corporate clients throughout China, as well as online travel products and services to the emerging class or free independent travelers, or FITs.

On August 12, 2010, the Company approved the merger with Business Development Solutions, Inc., or BDS, a Nevada corporation and wholly-owned subsidiary of the Company in order to effect a change of our jurisdiction of incorporation from Delaware to Nevada, as discussed in more detail in our Information Statement on Schedule 14C filed on August 13 and August 26, 2010. We anticipate that this redomicile merger to take effect by the end of this year, later than we had earlier planned.

Currently PRC law imposes substantial restrictions on foreign ownership of the air-ticketing, travel agency, and value-added telecommunications business in the PRC. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE that holds the licenses and approvals for conducting travel products and services and value-added telecommunications business in China. As a result of these contractual arrangements, which enable us to substantially control Shanghai TripMart, we have consolidated Shanghai TripMart’s historical financial results in our financial statements as a variable interest entity pursuant to U.S. GAAP. For further information regarding the agreements and arrangements among us, Suzhou TripMart and Shanghai TripMart, see our Current Report on Form 8-K filed on March 30, 2009.

We conduct our travel agency business primarily through our websites www.junli.net, www.zuwin.cn and www.eztripmart.com. Our travel agency marketplace at www.zuwin.cn provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agencies can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability.

Leveraging our technological strengths and advantages, we have entered into and continue to strengthen our cooperative relationships with top air ticketing agencies in major Chinese gateway cities. We partner with Shanghai Junli Air Service Co., Ltd., or Shanghai Junli, the parent company of Shanghai TripMart and a prominent air ticketing agency ranked among top 2 in Shanghai, China and top 5 in China in terms of air ticketing volume, to become its exclusive provider of travel-related technical and management services. With such synergy, we expect to become a dominant player in the B2B e-commerce platform for air ticket sales in China in terms of ticketing volume and revenue. For further information regarding the cooperation arrangements among us and Shanghai Junli, see our Current Report on Form 8-K filed on August 4, 2009.

We also provide organizations and FITs in China a range of travel products and services, including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized toll-free customer service center and websites.

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

Third Quarter Financial Performance Highlights

Currently, our revenue is generated predominantly through our provision of travel-related technical and management services and, to a lesser extent, our online travel agent marketplace and sales of travel products and services. Following are some financial highlights for the third quarter of 2010.

  Net Revenue: Our net revenue was $3,073,712 and $7,857,453 for the three and nine months ended September 30, 2010, respectively, an increase from $801,925 and $951,675 for the same periods in 2009, respectively.

  Net Income/Loss: Net income was $1,092,886 and $2,687,913 for the three and nine months ended September 30, 2010, respectively, as compared to net loss of $88,899 and $746,980 for the same periods in 2009, respectively.

  Basic and diluted net income/loss per share: Basic and diluted net income per share was $0.07 and $0.17 for three and nine months ended September 30, 2010, respectively, as compared to basic and diluted net loss per share of $0.01 and $0.05 for the same periods in 2009, respectively.

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

Seasonality in the Travel Service Industry

The travel service industry is characterized by seasonal fluctuations and accordingly our revenue may vary from quarter to quarter. To date, the revenue generated during the summer season of each year generally is higher than that generated during the winter season, mainly because the summer season coincides with the peak business and leisure travel season, while the winter season of each year includes the Chinese New Year holiday, during which our customers reduce their business activities. These seasonality trends are difficult to discern in our historical results because our revenue has grown substantially since inception. However, our future results may be affected by seasonal fluctuations in the use of our services by our customers.

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

In addition to the new unified enterprise income tax rate, the EIT Law and its implementing rules generally provides that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Suzhou TripMart is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to a company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TripMart HK by Suzhou TripMart, but this treatment will depend on our status as a nonresident enterprise.

Substantially all of our income is derived from consulting and other fees paid to us by Shanghai Junli. The consulting and other fees paid to us by Shanghai TripMart, which income has been eliminated on consolidation, and Shanghai Junli are subject to business tax and related surcharges at the applicable rate of 5.5% .

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

Results of Operations

Comparison of Three and Nine months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations and the respective percentage changes from period-to-period.

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Three Months Ended				Nine months Ended
	September 30,				September 30,
			Percent				Percent
			Increase				Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Net Revenue	$3,073,712	$801,925	283%		$7,857,453	$951,675	726%
Selling Expenses	(570,431)	(24,447)	2,233%		(1,479,585)	(43,951)	3,266%
General and Administrative Expenses	(1,014,256)	(861,249)	18%		(2,681,539)	(1,638,483)	64%
Operating Income (Loss)	1,489,025	(83,771)	1,877%		3,696,329	(730,759)	606%
Financial Expenses	(17,661)	(5,512)	220%		(27,229)	(17,130)	59%
Other Income, net	350	384	(9%	)	1,316	909	45%
Operating Income (Loss) Before Income Taxes	1,471,714	(88,899)	1,755%		3,670,416	(746,980)	591%
Income Taxes	(378,828)	-	100%		(982,503)	-	100%
Net Income (Loss)	$1,092,886	$(88,899)	1,329%		$2,687,913	$(746,980)	460%

Net Revenue. For the three and nine months ended September 30, 2010, our net revenue increased to $3,073,712 and $7,857,453, respectively, from $801,925 and $951,675 for the same respective periods last year. Such increase in net revenue is primarily due to our strategic cooperation with Shanghai Junli, a prominent air ticketing agency in Shanghai and China nationwide in terms of air ticketing volume and the increased air ticketing volume attributable to the 2010 Expo Shanghai.

We earned revenue in part through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the travel products and services and online travel agent marketplace business conducted by Shanghai TripMart, which amounted to $149,805 and $280,677 for the three and nine months ended September 30, 2010, respectively, from $281,252 and $431,002 for the same respective periods last year. It is attributed to the reduction of commission income from ticket sold to penetrate the online travel agent market. We earn substantial additional consulting revenue from the management consulting services agreement and the technical services agreement we entered into on August 1, 2009 with Shanghai Junli, which amounted to $2,923,907 and $7,576,776 for the three and nine months ended September 30, 2010, respectively, from $520,673 and $520,673 for the same respective periods last year. We expect to continue to experience substantial growth of our online travel agency marketplace and grow our business by leveraging our technological strengths and advantages.

Selling Expenses. For the three and nine months ended September 30, 2010, our selling expenses increased to $570,431 and $1,479,585, respectively, from $24,447 and $43,951 for the same respective periods last year. Such increase in our selling expenses is primarily due to the increased provision for marketing and promotional expenses as a result of our agreement with Shanghai Junli to share a portion of its marketing and promotional expenses. Our selling expenses consist mainly of provision for marketing and promotional expenses.

General and Administrative Expenses. For the three and nine months ended September 30, 2010, our general and administrative expenses increased to $1,014,256 and $2,681,539, respectively, from $861,249 and $1,638,483 for the same respective periods last year. Such increase in our general and administrative expenses is primarily due to the expansion of our business and increased business tax on the increased management consulting and technical fees that we earn. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increase of legal and other professional fees.

Financial Expenses. For the three and nine months ended September 30, 2010, our financial expenses increased to $17,661 and $27,229, respectively, from $5,512 and $17,130 for the same respective periods last year. Such increase in our financial expenses is primarily due to the increased air-ticketing third-party payment charges. Our financial expenses consist mainly of bank charges in connection with credit card or debit card purchase settlement for travel products and services.

Other Operating Income. For the three and nine months ended September 30, 2010, our other income decreased to $350 and increased to $1,316, respectively, from $384 and $909 for the same respective periods last year. The decrease for the three months ended September 30, 2010 is primarily due to lower interest income generated on lower average cash deposits, and the increase for the nine months ended September 30, 2010 is primarily due to larger amount of rebate of enterprise income tax. Other income consists primarily of interest income earned on our bank cash balances and enterprise income tax rebate.

Income (Loss) Before Income Taxes. For the three and nine months ended September 30, 2010, our income before income taxes increased to $1,471,714 and $3,670,416, respectively, from a loss of $88,899 and $746,980 for the same respective periods last year. Such increase in income is primarily due to the substantial increase of our revenue derived from our management consulting and technical service fees.

Income Taxes. We incurred income tax expenses of $378,828 and $982,503 in the three and nine months ended September 30, 2010 as a result of the significant increase in operating profits discussed above, as compared to zero income tax expenses for the same periods of last year.

Net Income (Loss). For the three and nine months ended September 30, 2010, our net income were $1,092,886 and $2,687,913, respectively, from our net loss of $88,899 and $746,980 for the same respective periods last year. Such increase of net income is primarily due to the substantial increase of our revenue derived from our management consulting and technical service fees.

Results by Segment

We have two reportable business segments during the three and nine months ended September 30, 2010 and 2009 as described low.

Management consulting and technical services

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Three Months Ended			Nine months Ended
	September 30,			September 30,
			Percent			Percent
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue, net from external customers	$2,923,907	$520,673	462%	$7,576,776	$520,673	1,355%
Segment profit (loss)	1,906,275	(305,627)	724%	5,024,476	(305,627)	1,744%

We derive our management consulting and technical services revenue mainly under the management consulting agreement and the technical services agreement that we entered into on August 1, 2009 with Shanghai Junli, pursuant to which we provide certain management consulting and our VIE, Shanghai TripMart provides certain technical services to Shanghai Junli and earn service fees calculated based on Shanghai Junli’s ticketing volume at such per ticket (both domestic and international) rate(s) as we and Shanghai Junli from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. Our management consulting and technical services revenue is expected to continue to significantly contribute to our revenue in the near-term.

Travel Agency Services

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Three Months Ended				Nine months Ended
	September 30,				September 30,
			Percent				Percent
			Increase				Increase
	2010	2009	(Decrease)		2010	2009	(Decrease)
Revenue, net from external customers	$149,805	$281,252	(47%	)	$280,677	$431,002	(35%	)
Segment (loss) profit	(319,582)	411,125	(178%	)	(1,034,651)	(196,959)	425%

We derive our travel agency services revenue through air ticket and hotel booking services and transaction fees for air tickets sold on our online travel agent marketplace. For the three and nine months ended September 30, 2010, our travel agency services revenue decreased to $149,805 and $280,677, respectively, from $281,252 and $431,002, respectively, for the same period last year. Due to the restructuring of our travel agent service operations to focus on the online sales of tickets, tickets sold through traditional channels gradually declined.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $84,970. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2010 and 2009.

Cash Flow
(Unaudited: All amounts in U.S. dollars)

	Nine months Ended September 30
	2010	2009
Net cash (used in) provided by operating activities	$(179,110)	$146,389
Net cash used in investing activities	(81,292)	(132,445)
Net cash provided by financing activities	297,811	58,997
Effect of foreign currency translation in cash and cash equivalents	1,469	249
Net cash flows	$38,878	$73,190

Operating Activities

Net cash used in operating activities was $179,110 in the nine months ended September 30, 2010, compared to net cash provided by operating activities of $146,389 in the same period of last year. Such change is primarily a result of the increase of income tax payable for the nine months ended September 30, 2010 which we did not incur in the same period of last year.

Investing Activities

Our net cash used in investing activities in the nine months ended September 30, 2010 was $81,292, compared to net cash used in investing activities of $132,445 in the same period of last year. Such decrease is primarily a result of a significant decrease in our capital expenditures as compared to the same period last year, in which we incurred significant capital expenditures and prepayments for the expansion of our operations through the development of our key IT technology, the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center. While we continued our operational expansion plan by acquiring office furniture and equipment and intangible assets, our capital expenditures during the nine months ended September 30, 2010 was significantly low compared to that in the same period of last year.

Financing Activities

Our net cash provided by financing activities in the nine months ended September 30, 2010 was $297,811, compared to net cash provided by financing activities of $58,997 in the same period of last year. Such increase was primarily due to additional funds required from a stockholder to meet our working capital for the operating needs during the nine months ended September 30, 2010 as compared to the same period of last year.

Capital Expenditures

Our capital expenditures were $81,292 in the nine months ended September 30, 2010. Our capital expenditures were mainly used to develop key IT technology and acquire equipment in connection with the expansion of our online travel agent marketplace.

From time to time our Chairman and Chief Executive Officer, Mr. Shu Keung Chui, paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. As of September 30, 2010, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $2,496,462 and are repayable to Mr. Chui on demand as an unsecured and non-interest bearing loan.

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

Obligations under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,479) per month until July, 2011 and the expected payment as of September 30, 2010 was $44,789 in total.

We lease office premises under six non-cancelable operating lease agreements, of which one lease will expire in 2018 and five leases will expire in 2013. The minimum future lease payments under these operating lease agreements as of September 30, 2010 were $4,782,099. Rental expenses under these operating leases were $375,407 for the nine months ended September 30, 2010.

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

  Revenue recognition. The Company's revenue (net of sales tax) for the nine months ended September 30, 2010 was derived from the travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$6,112; (ii) commission from booking air and train tickets of US$34,543; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$253,897; and (iv) service fees for management consulting and technical services of US$615,353 and US$6,947,548, respectively, in accordance with the terms of the relevant management consulting and technical services agreements.

  The Company's revenue (net of sales tax) for the nine months ended September 30, 2009 was derived from the travel agency businesses and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$30,867; and (ii) commission from booking air and train tickets of US$297,689; (iii) transaction fee (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$71,571; and (iv) service fees for management consulting and technical services of US$146,610 and $404,938, respectively, in accordance with the respective terms of the management consulting and technical services agreements.

  The Company recognizes the revenues if and when the customer’s non-refundable offer is fulfilled, air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements.

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

  Concentrations of credit risk. During the current reporting period, no customer contributed 10% or more to our gross revenue from the travel agency businesses. Our entire service fees for management consulting and technical services were received from Shanghai Junli. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of September 30, 2010, our cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, we extend credit based on an evaluation of the customer’s financial condition. We generally do not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

  Foreign currency translation. The functional currency of BDS is US$, TripMart and TripMart HK are HKD, and Suzhou TripMart and Shanghai TripMart are RMB. BDS, its subsidiaries and variable interest entity maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. For financial reporting purposes, the financial statements of BDS, its subsidiaries and variable interest entity which are prepared using the functional currency have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity (deficit) is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive income, a component of stockholders’ equity (deficit).

  Noncontrolling interest in variable interest entity. Noncontrolling interest in variable interest entity in the condensed consolidated balance sheet represents the total net asset value of our VIE, Shanghai TripMart, as of March 27, 2009.

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

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is evaluating the impact of adopting ASU 2010-13 on its financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is evaluating the impact of adopting ASU 2010-20 on its financial statements.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shu Keung Chui, our Chief Executive Officer and Mr. Sam Yuen Yee Lau, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Mr. Chui and Mr. Lau concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 15, 2010	BUSINESS DEVELOPMENT SOLUTIONS, INC.

	By:	/s/ Shu Keung Chui
Shu Keung Chui, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Sam Yuen Yee Lau
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