Form 10-K
period 2010-12-31
Business Development Solutions, Inc.
filed 2011-05-02
CIK 1136331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Yes [    ]             No [X]

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

Yes [    ]             No [X]

As of June 30, 2010, the aggregate market value of the registrant’s common equity held by non-affiliates was $3,452,548. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

The number of shares outstanding of each of the registrant’s classes of securities, as of March 31, 2011 is as follows:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

We are a holding company that operates through our indirect wholly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company in China, specializing in developing products and services, marketing strategies and business solutions and for small and medium sized, or SME, travel agents as well as other e-commerce travel services providers. We also provide travel management services and products to corporate clients throughout China, as well as online travel products and services to the emerging class or free independent travelers or FITs.

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

We develop specialized air ticket booking and fare management software applications that offer simplified air ticket search and booking process and user-friendly interface. Our tailor-made applications can be adopted by a range of e-commerce operators, including Internet service providers and online stores, in their travel reservation related business as our technologies considerably lower the barrier to entry.

Our online travel agent marketplace provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agents can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability.

In addition, we provide organizations and free independent traveler, or FITs, in China a range of travel products and services, including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We also assist companies in planning, executing and streamlining their travel budgets through web-based functionalities tailored to our corporate customers. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized customer service center and websites.

We believe our approach is unique in the market because we have pioneered and combined innovative technologies to deliver what we believe to be the most comprehensive e-commerce solution in a traditionally inefficient and highly fragmented travel industry – one that, when considered as a whole, is competitively differentiated by its capabilities and feature set.

We will endeavor to achieve sustained long-term growth of our businesses and enhance our current solutions through technological innovation, selective and strategic acquisition of technology, talent and/or companies, and through a commitment to excellence in customer service. We expect to continue to make strategic investments in research and development of existing and new products. We believe that delivering innovative and high-value solutions is the key to meeting customer and partner needs and achieving our future growth.

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

On November 19, 2004, Mr. Shu Keung Chui acquired, in a private transaction, 1,380,000 shares of our common stock directly from Bestway Coach Express, Inc., or Bestway, our then controlling shareholder, pursuant to a stock purchase agreement among Mr. Chui, Bestway and us. The 1,380,000 shares represented approximately 72.25% of our issued and outstanding common stock at the time of such transaction. Mr. Chui served as our Director, President, Chief Executive Officer and Chief Financial Officer until March 30, 2009. On March 30, 2009, Mr. Chui resigned as our Chief Financial Officer and continues to serve as our Chairman, President and Chief Executive Officer.

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

On August 12, 2010, the Company approved the merger with Business Development Solutions, Inc., or BDS, a Nevada corporation and wholly-owned subsidiary of the Company in order to effect a change of our jurisdiction of incorporation from Delaware to Nevada, as discussed in more detail in our Definitive Information Statement on Schedule 14C filed on August 26, 2010. We anticipate that this redomicile merger to take effect as soon as practicable after the filing of this Annual Report and settlement of our outstanding Delaware franchise tax, later than we had originally planned.

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

Variable Interest Entity

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency and value-added telecommunications businesses in China. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart, our PRC subsidiary, and Shanghai TripMart, our variable interest entity, or VIE, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. In March 2009, it changed its corporate name to Shanghai EZTripMart Travel Agency Co., Ltd.

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

Our Industry

The Chinese travel industry is large and growing rapidly. The following chart contains certain data concerning the Chinese economy and the travel industry during the period from 2000 through 2009 published by the National Bureau of Statistics of China, China National Tourism Administration, or CNTA, and China Aviation Administration of China, or CAAC.

	Nominal Domestic Gross Product (in billions of RMB)	Expenditure on Tourism (in millions of RMB)	Number of 3-, 4- and 5-Star Hotels in Operation	Number of Civil Aviation Passenger Kilometers (in millions)
2000	8,947	317.6	2,368	97,054
2001	9,731	352.2	2,857	109,135
2002	10,479	387.8	3,656	126,870
2003	11,669	344.2	4,091	126,300
2004	13,652	471.1	5,127	130,870
2005	18,232	528.6	5,718	204,490
2006	20,941	623.0	6,450	230,000
2007	24,662	777.1	7,271	279,170
2008	30,067	874.9	7965	288,279
2009	34,051	1018.3	8407	337,524

According to the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB39.8 trillion (approximately US$6.12 trillion) in 2010, representing a compound annual growth rate of approximately 11.2% . This growth led to a significant increase in the demand for travel services. According to the National Bureau of Statistics of China, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB1018.3 billion (US$154.8 billion) in 2009, representing a compound annual growth of 19.8% . We anticipate that demand for travel services in China will continue to increase substantially in the foreseeable future as the Chinese economy continues to grow.

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

  China is to become the No.1 international tourism market in the world by 2015 with 100 million travelers spending US$100 billion.

As China emerges from the recent disruption in global financial crisis, China earned RMB 1,276 billion in tourism revenues in 2010, an increase of 10% year-on-year. The strong performance in 2010 suggests that the recovery of China’s tourism industry from the recent disruption in global credit markets is gaining pace. According to figures released by CNTA, the number of inbound tourists in China and inbound tourism spending increased sharply by approximately 5.76% and 15.47%, respectively, in 2010 as compared to 2009, while domestic tourism is flourishing and outbound tourism is on the increase due to the strength of the Chinese economy and its currency. Recently, the Chinese central government has put unprecedented emphasis on the tourism industry. In November 2009, China’s State Council approved the Guidelines to Accelerate the Development of Tourism Industry, making tourism a strategic pillar of the Chinese national economy. We expect to benefit from a strong Chinese economy and the growth momentum of the tourism industry resulting from these policymaking initiatives.

China’s travel industry is marked with the following characteristics:

Fragmented air-ticketing industries. According to CNTA, as of the end of 2009, China had more than 21,649 travel agencies. In terms of the volume of air ticketing by travel agencies, Ctrip and eLong have a combined market share of just 10%. The lion share of the air ticketing business is conducted by SME travel agencies.

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

The air-ticketing system. Currently, China has only one CAAC-authorized nationwide system for selling airline tickets in China—a local Global Distribution System called TravelSky (operated by TravelSky Technology Limited). All airline tickets bought in China must be processed by TravelSky. Consumers in China do not have access to direct bookings on TravelSky unless it is done through individual travel agencies. TravelSky is a DOS-based system with a primitive user-unfriendly user interface. It also has very limited fare management support functionalities. Airlines fare policies, commission schedules and promotions are not readily available on TravelSky. These limitations result in inefficiency in the dissemination of air ticket information and make real-time online booking of air tickets difficult. In addition, technical limitations of this system have caused challenges for companies that require features such as profiling, scripting, and integration with mid-office and back-office systems as well as that wish to enter into the air travel reservation market. At present, there is no timeline for opening the airline distribution market up to foreign Global Distribution Systems.

Electronic ticketing. Electronic domestic ticketing in China has grown rapidly in the last few years and is gaining general acceptance by consumers. E-tickets on all domestic routes have become mandatory since October 2006. While paper tickets are still being issued on international routes, a vast majority of international tickets are issued in the form of e-tickets.

The hotel reservation system. According to the Year Book of China Tourism Statistics 2009, as of December 31, 2009, China had 8,407 three-, four- or five-star hotels. Hotels in China are generally run independently and are not part of large chains. The largest hotel chains in China are small relative to the larger hotel chains in the United States. There is no nationwide hotel distribution system among travel intermediaries in China. As a result, travelers traditionally do not have access to comprehensive information on hotels. Travel agencies generally have to negotiate room availability and rates with the hotel each time they make a booking. Hotel suppliers in China generally are not able to benefit from an efficient distribution system that is managed by a centralized process. Instead, consumers in China and hotels interact through walk-in room reservations, direct call-in reservations, business conventions and traditional travel agency bookings.

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

Growing but under-served business travel sector. The rapid growth of the Chinese economy in the past decade has led to a substantial increase in business activity. Large companies in China have begun to focus on their core competency by outsourcing non-critical functions. A growing number of small and large-sized companies are also beginning to centralize their corporate travel management by outsourcing to professional travel service providers. As a result, there has been a significant increase in the demand for business travel management services in China. According to a 2010 report released by American Express, the annual business travel spending of 41% of the companies operating in China has increased by approximately 12% in 2010 as compared to 2009, and is believed to continue to grow in the year 2011 by over half of the surveyed companies. The domestic and global economic uncertainties have lead companies to look for new ways to cut operation cost, including an increasing reliance on professional business travel management solutions to reduce travel spending. Additionally, in line with the Chinese government’s continued efforts to combat corruption and cut spending, the Beijing and Shanghai municipal governments have directed that business travel by civil servants, governmental officials, and public organizations be managed by travel agencies, paving the way for more local governments to outsource travel management as part of government procurement.

Our Growth Strategy

As a leading e-commerce travel service provider, we believe that China’s highly fragmented travel industry and underserved business and premium travel market provide us with significant growth opportunities. We intend to pursue the following strategies to achieve our goal:

  Strengthen brand awareness and marketing. We seek to strengthen customer awareness of our brand by pursuing an aggressive marketing strategy based on cooperation with top air ticket and hotel suppliers and travel agencies, co-marketing programs with prominent travel brands such as American Express, large commercial banks and major Internet and telecommunication service providers, as well as online and traditional media advertising. We aim to deepen our existing relationships with our marketing partners and establish new relationships with other potential marketing partners, allowing us to further promote the awareness of our brand and increase our penetration among our target customers by leveraging the customer bases of other leading businesses and customer service companies, including cooperating with commercial banks and entering into arrangements with major Internet service providers and telecommunication companies in China.

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

  Improve customer loyalty and activity. We believe customer loyalty and activity are critical to our success. We intend to enhance user loyalty and activity in our marketplace by continuing to develop and introduce new features and tools. We will continue to organize regular meetings, training and other offline events for our customers to further build and strengthen user loyalty and increase user activity. We strive to provide streamlined and personalized services to ensure customer satisfaction and generate repeated business.

  Enhance transaction and service platform. We believe the Internet as an information distribution and transaction platform presents further cost efficiencies and scalability opportunities. We intend to continue to enhance the features of our transaction and service platform to keep up with the expected rapid increase in our transaction volume while maintaining the high quality of our customer service. With respect to our customer service center, we intend to continue to invest in training our customer service representatives and upgrading our information technology systems underlying the customer service center to ensure consistently high-quality customer service. With respect to our technologies, we plan to continually update new software features and expand their capabilities.

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

Our Products

Transaction and Service Platform

We are a provider of B2B e-commerce travel services and technology in China, specializing in developing products and services, marketing strategies and business solutions for SME travel agents as well as other e-commerce travel services providers. We also provide organizations and free independent traveler, or FITs, a range of travel products and services, including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We believe that as the ratio of online travel booking transactions will continue to increase as the Internet penetration rate in China grows, more customers become accustomed to using the Internet as an effective medium for commerce and more SME travel agencies and other e-commerce operators rely on advanced, efficient booking and fare management software applications such as ours in developing and growing their business.

We provide centralized customer service from a center located in Shanghai, China. Unlike some companies in the U.S. that outsource their customer service to third-party call centers, our customer service representatives are in-house travel specialists. Customers can call our customer service number to consult with our customer service representatives, resolve technical support issues, receive comprehensive, real-time hotel and flight information, make travel bookings, and obtain live assistance on other service needs. We route inbound calls to the proper customer service representative, thereby ensuring a more personalized service and attention. In addition to our call center service, we also provide customer service and support through email communications and instant messaging.

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

E-Commerce Solution and Technology Outsourcing

We provide our air ticket ticketing and fare management technology to e-commerce operators, including Internet service providers, in their online air ticket reservation business and earn a license fee based on the amount of the air tickets booked and sold through our system. We also provide technology outsourcing services to Shanghai Junli by operating its key IT functionalities in its air ticketing business. As Shanghai Junli is a prominent air ticketing agency who is ranked among top 2 in Shanghai and top 5 in China in terms of air ticketing volume, we expect to derive a significant portion of our revenues from the service fees that we earn from providing such IT outsourcing services. As we continue to enhance the features and capabilities of our technologies, we expect that more travel agents will benefit from their adoption of our technology offerings in operating and growing their business.

Travel Agency Services

We also provide business and leisure travelers with hotel reservations, air ticket booking and packaged tour services. We make available, on a stand-alone and package basis, travel products and services provided by major Chinese and international airlines, lodging properties, destination service providers and other travel product and service companies. We sell stored-value cards that allow cardholders to enjoy significant savings in using our travel reservation services.

While we have gradually suspended corporate travel services business in 2010 in an effort to manage credit risks and improve our overall operational and financing efficiency, we intend to retool and grow our corporate travel services including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services to better capitalize on the growing business travel management segment.

Marketing and Branding

We market our services through a combination of viral and influencer marketing, traditional media advertising and co-marketing with established brands.

Long-term Cooperation Relationships with Top Market Players. We seek to enter into long-term cooperation relationship with top air-ticketing and travel agencies in each major market throughout China who will benefit from the efficiency of our marketplace and increase their business volume, which will in turn attract more ticketing and travel agencies to our marketplace to conduct business.

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

Our Competition

We compete primarily with other domestic B2B travel e-commerce platforms in China, such as www.jinri.net.cn and www.kkkk.com.cn. We believe that among air ticket distribution platforms in China, our travel agency marketplace is to date the first and only platform that offers a comprehensive sales and fulfillment infrastructure for air ticketing that include both domestic and international routing components. Currently, we have no national or local competitor in our e-commerce international air-ticket fare management and marketplace business. However, as the airline ticket distribution business continues to grow in China, we believe that the companies already involved in the travel services industry may increase their efforts to develop their services that compete with our e-commerce air-ticketing business. The principal competitive factors include size of customer base, customer loyalty, technology, functionality, availability and ease of use of services, customer service and pricing, and brand recognition. We also compete with traditional travel agencies and other online travel services such as Mangocity.com.

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

  Excellent sales force and comprehensive customer service. We have developed a well-trained sales force that continues to grow. We place significant emphasis on technology, personnel and training to facilitate consistently superior customer service and support, which we believe is critical to our long-term success. Our field and telephone sales teams are in direct daily contact with our current and prospective suppliers and customers. Our customer service and support team works closely with our sales force in identifying potential suppliers and customers, assisting in retaining existing suppliers and customers and providing customer care. We operate our centralized customer service center seven days a week to provide comprehensive and real-time assistance to our customers. Our customer service representatives are also trained to provide individualized services to our customers. To maintain and improve our customer service, we conduct periodic customer surveys through email, by telephone or in face-to-face meetings to seek feedback from our customers on matters relating to our products and services. We carefully review and analyze customer feedback to identify and anticipate customer needs, track customer satisfaction levels and better understand market trends.

  Advanced infrastructure and technology. We have developed an advanced infrastructure and technology platform with a high level of reliability, security and scalability. Our websites have user-friendly designs with well laid-out information, and the user interfaces are custom-built in-house to exacting specifications to ensure the best user experience. We work closely with our web host to ensure that our customers can obtain the desired information and complete transactions with us quickly and securely. We have an experienced product development team dedicated to improving our customers’ experience through continuous innovation. We have built a technology platform and designed product development process to meet the dynamic needs of our customers, and we are developing new and enhanced features in response to requests, suggestions or feedback from our customers and market trends that we discern. We believe that our continuous technology innovation allows us to offer functions, tools and features that effectively address the needs of, and provide significant value to, our customers.

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

  Strong relationships with major travel industry players. We benefit from our relationships with prominent travel service providers such as American Express and Shanghai Junli. We have entered into agreements with American Express for cross-selling and cross-marketing, including our travel services and products on AMEX’s Global eShop and American Express travelers cheques. In addition, we have entered into cooperation agreements with top-producing air ticket agencies in major Chinese gateway cities, including Shanghai Junli, a prominent air ticketing agency ranked among top 2 in Shanghai, China and top 5 in China in terms of air ticketing volume as well as other dominant players in major cities such as Beijing, Guangzhou and Shenzhen. Through commercial arrangements with China PnR, an online payment platform that is widely used by most airlines, and AliPay, China’s leading online payment service by both member or users and total transaction volume, as well as other trusted online payment services, we provide our users of our marketplace with trusted platforms for transaction settlement. We believe that these arrangements enable us to more effectively expand our business and offer premium services and products to our users and customers.

We believe that our focus on technology will distinguish us from the others. However, as the travel business in China continues to grow, we may face competition from new players in the travel sector in China.

Research and Development

Our research and development activities focus on developing new products and technologies. We currently have twenty-six employees dedicated to research and development. We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, to enhance our product and service offerings and to maintain our leadership position in our core areas of focus. We also maintain cooperative relationships with third party information technology development firms to develop and improve our technology.

Intellectual Property

Our intellectual property rights include trademarks and domain names associated with the names “EZTripMart,” “驿洲,” “Zuwin,” “足印,” “Junli,” and “军利,” and copyright and other rights associated with our websites, technology platform, software and other aspects of our business.

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

We have registered over 50 domain names related to our business, including www.eztripmart.com, www.zuwin.cn and www.96807.cc with various Chinese and foreign domain name registration services, and have full legal rights over these domain names. In addition, we have registered a copyright with the PRC State Copyright Bureau for software we independently developed for our B2B business.

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

Travel Agency – The principal regulations governing foreign ownership of travel agencies in China are the Travel Agencies Rules (2009) and its implementation rules. Foreign-invested travel agencies are permitted to be established or open branches nationwide. However, foreign-invested travel agencies are still restricted from engaging in the outbound tourism business in China, unless otherwise determined by the State Council, or provided under any bilateral free trade agreements between the country and China, or the closer economic partnership agreements between China and Hong Kong and Macau. On August 29, 2010, the National Tourism Administration and Ministry of Commerce jointly promulgated the Provisional Measures of Supervision for Pilot Overseas Travel Services by Sino-foreign Joint Equity Travel Agencies (2010) which allow Sino-foreign joint venture travel agencies to be engaged in the outbound tourism business in China on a pilot basis.

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

  Travel Agencies Rules (2009); and

  Implementing Rules of the Travel Agencies Rules (2009).

Under these rules, a travel agency must obtain a license from the China National Tourism Administration, or CNTA, or its delegated provincial-level tourism administration to conduct cross-border travel business, and a license from the provincial-level or delegated district-level tourism administration to conduct domestic travel agency business.

Value-added Telecommunications Business and Online Commerce – Our provision of travel-related content on our websites is subject to PRC laws and regulations relating to the telecommunications industry and Internet, and regulated by various government authorities, including MII and SAIC. The principal regulations governing the telecommunications industry and Internet include:

  Telecommunications Regulations (2000);

  The Administrative Measures for Telecommunications Business Operating Licenses (2009); and

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

Regulation on Software Development Activities – The Administrative Measures on Software Products promulgated by the MII on April 10, 2009 regulate the development and sale of computer software or software embedded in information systems or equipment provided to users and computer software in conjunction with computer information systems integration or application services or other technical services in China. The measures prohibit the development, production, sale, export or import of software products that infringe third-party intellectual property rights, contain computer viruses, endanger the safety of computer systems, contain content prohibited by the PRC government or do not comply with applicable software standards of the PRC. The measures lift certain requirements under the previous rules, such as mandatory registration of all software products to be sold or operated in China as well as certain qualification requirements on software product manufacturers.

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

Regulation of Income Taxes

The new Enterprise Income Tax Law, or EIT Law, which became effective on January 1, 2008, applies a unified enterprise income tax, or EIT, rate at 25% to both FIEs and domestic invested enterprises. According to a grandfathering provision of the Notice on Transitional Preferential Policies of Enterprise Income Tax published by the State Council, enterprises that are subject to an EIT rate below 25% may continue to enjoy such lower rate which will be gradually transitioned to the new EIT rate within five years of the effective date of the EIT Law, and enterprises that are currently entitled to exemptions from, or reductions in, applicable EIT for a fixed term may continue to enjoy such treatment until the fixed term expires.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. “Administrative Measures for Assessment of High-New Tech Enterprises,” or Measures, and “Catalogue of High/New Tech Domains Strongly Supported by the State,” or Catalogue (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the EIT Law. We plan to apply for High- and New-Technology Enterprise designation for Suzhou TripMart. However, there can be no assurance that Suzhou TripMart will qualify as a High- and New-Technology Enterprise.

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

Under the EIT Law, dividends, interests, rent, royalties and gains on transfers of property payable by a FIE in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax.

Under the EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax on non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Notwithstanding the foregoing provision, the EIT Law also provides that, if a resident enterprise directly invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested enterprise are exempted from income tax, subject to certain conditions. However, it remains unclear how the PRC tax authorities will interpret the PRC tax resident treatment of an offshore company, like us, having indirect ownership interests in PRC enterprises through intermediary holding vehicles.

Moreover, under the EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC.

Environmental Matters

Our operations are not subject to any environmental regulations.

Employees

As of March 31, 2011, we employed a total of 89 employees. The following table sets forth the number of our employees by function.

Function	Number Of Employees (1)

Sales and Marketing Department	22
Customer Service Department	32
IT and Technical Support Department	26
Financial Department	3
Administrative Office	6

Total	89

___________________
(1) Of the 89 employees, 26 are employees of our subsidiaries and 63 are employees of our VIE, Shanghai TripMart.

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

Other than the travel agency liability insurance, we do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See “Risk Factors – Risks Related to Our Business –We have limited business insurance coverage in China.”

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

Our current concentration on large customers as revenue source exposes us to uncertainties and risks which could result in material adverse effect on our business.

During year 2010, 92.22% of our total revenues were derived from our IT outsourcing services to Shanghai Junli, the sole shareholder of Shanghai TripMart, our VIE. While we earn our service fees on the basis of Shanghai Junli’s ticketing volume at a pre-determined per ticket (both domestic and international) rate(s), a significant downturn or disruption of Shanghai Junli’s business could result in a substantial decrease of our revenue stream from such service fees and a material adverse effect on our business and financial results. Additionally, if Shanghai Junli violates our agreements with it, we would have to rely on the PRC legal system for the enforcement of such agreements, the result of which could be uncertain. Any legal proceeding could result in the disruption of our business, damage to our reputation, diversion of our resources and incurrence of substantial costs.

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

We face many sources of competition, including other online travel services, such as Mangocity.com, and traditional travel agencies. Our online travel agency marketplace faces competition from Chinese online B2B travel companies, such as www.jinri.net.cn and www.kkkk.com.cn. The competitive factors in our industry include, among others, size of customer base, number, quality and “freshness” of listings of travel products and services, user loyalty, brand recognition, technology, functionality, availability and ease of use of services, customer service and pricing. We cannot assure you that we will be able to compete effectively. In particular, some of our existing and future competitors may have:

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

The recent global financial crisis and economic slow-down has negatively impacted the travel industry in China, and could have a material adverse effect on our business.

A large part of our business is currently driven by the trends that occur in the travel industry in China, including the airline, hotel and packaged-tour sectors. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. We expect the overall demand for travel services in China to continue to increase in the foreseeable future as the economy in China continues to grow, however, the recent global financial crisis and economic slow-down had negatively impacted the travel industry in China, and could have a material adverse effect on our business. According to the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB39.8 trillion (approximately US$6.12 trillion) in 2010, representing a compound annual growth rate of approximately 11.2% . This growth led to a significant increase in the demand for travel services. According to the National Bureau of Statistics of China, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB1018.3 billion (US$154.8 billion) in 2009, representing a compound annual growth of 19.8% . However, the recent domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. While there are signs that the recovery of China’s tourism industry from the recent disruption in global credit markets is gaining pace, we expect that in the current economic environment where uncertainties remain, our operating results will increasingly depend on how well we capitalize on the efficiency of our online travel booking platforms and the quality of our services. Our business and financial performance over the short- and long-term will be adversely affected if we are unable to adjust to the current economic environment.

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

PRC laws and regulations restrict foreign investment in the air-ticketing, travel agency and value-added telecommunications businesses, and substantial uncertainties exist with respect to the application and implementation of PRC laws and regulations.

We are a U.S. company and therefore a foreign person under PRC law. Due to foreign ownership restrictions in the PRC air-ticketing, travel agency and value-added telecommunications industries, we conduct part of our business through the Commercial Agreements with Shanghai TripMart, our VIE, which holds the licenses and approvals that are essential for our business operations. Our PRC counsel has advised us that each Commercial Agreement is legally effective and binding upon each party to the Agreement under PRC laws and enforceable against the party in accordance with its terms, as more specifically described in the opinion attached as an exhibit to our current report on Form 8-K filed with the SEC on March 30, 2009. There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Therefore, we cannot assure you that the PRC government would ultimately agree that the Commercial Agreements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted by governmental authorities in the future. If we and Shanghai TripMart are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities would have broad discretion in dealing with such violation, including, without limitation, levying fines, confiscating our income, and/or the income of Shanghai TripMart, revoking our business licenses, and/or the business licenses of Shanghai TripMart, requiring us to restructure our ownership structure and/or our contractual arrangements with Shanghai TripMart, and requiring us or Shanghai TripMart to discontinue any portion or all of our value-added telecommunications, air-ticketing, travel agency or advertising businesses. Any of these actions could cause significant disruption to our business operations, and may materially and adversely affect our business, financial condition and results of operations.

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

Pursuant to the EIT Law, its Implementation Rules and Circular Caishui (2008) No. 1 issued by Ministry of Finance of China on February 22, 2008, the dividends declared out of the profits earned after January 1, 2008 by a FIE, established in the PRC to its immediate holding company outside China would be subject to a 10% withholding taxes unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Our subsidiary in China is considered an FIE and is directly held by our subsidiary in Hong Kong. According to Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income agreed between the Mainland and Hong Kong Special Administrative Region in August 2006, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. On April 4, 2007, the State Administration of Taxation issued a Circular on Interpretation and Implementation of Relevant Terms of Mainland and Hong Kong Special Administrative Region Arrangement on Avoiding Double Taxation or Evasion of Taxation on Income. Since the preferential withholding tax is subject to the verification by competent taxation authorities in PRC, it remains uncertain whether our subsidiary in Hong Kong actually would be able to enjoy preferential withholding taxes for dividends distributed by our subsidiary in China.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the EIT Law, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. It remains unclear how the PRC tax authorities will interpret such a broad definition. If the PRC tax authorities determine that we should be classified as a resident enterprise, then our worldwide income will be subject to income tax at a uniform rate of 25%, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the EIT Law also provides that, if a resident enterprise directly invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested enterprise are exempted from income tax, subject to certain conditions. However, it remains unclear how the PRC tax authorities will interpret the PRC tax resident treatment of an offshore company, like us, having indirect ownership interests in PRC enterprises through intermediary holding vehicles.

Moreover, under the EIT Law, foreign shareholders of an entity that is classified as a PRC resident enterprise may be subject to a 10% withholding tax upon dividends payable by such entity, unless the jurisdiction of incorporation of the foreign shareholder of such entity has a tax treaty with the PRC that provides for a reduced rate of withholding tax, and gains realized on the sale or other disposition of shares, if such income is sourced from within the PRC. It remains unclear whether the dividends payable by our PRC subsidiary or the gains our foreign shareholders may realize will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our Shares.

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

We may be exposed to potential risks relating to our internal controls over financial reporting.

We are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on the effectiveness of such companies’ internal control over financial reporting in its annual report. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2010. If we fail to maintain the effectiveness of our internal control over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports. As a result, any failure to maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our Shares. Furthermore, we may need to incur additional costs and use additional management and other resources in an effort to comply with Section 404 of the Sarbanes-Oxley Act and other requirements going forward.

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

From July 21, 2005 to March 17,2011, the RMB cumulatively appreciated approximately 26% over the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

Our common stock is quoted on the OTC Markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTCQB electronic interdealer quotation system maintained by the OTC Markets Group. The OTC market is a significantly more limited market than the New York Stock Exchange or the Nasdaq Stock Market. The quotation of our shares on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Our principal executive offices and base of operations are located in Shanghai, China. We currently lease a total of 3,954.23 square meters of space in Shanghai, China from Shanghai Yingdafang Properties Co., Ltd. Under the lease agreement, we pay a monthly rent for the leased space, subject to a 5% annual increase beginning November 1, 2009. We believe that all leased space is in good condition and the property is adequately insured by the owner.

Those leases are described in the table below:

	Area	Monthly
	(Square	Rental	Commencement	Termination
Address	meters)	(RMB)	Date	Date

1/F., Taicang Road, Luwan District,	464.29	81,556	May 15, 2009	April 14, 2018
Shanghai, China, 200020

15/F., Taicang Road, Luwan District,	577.54	87,834	June 1, 2009	August 31, 2013
Shanghai, China, 200020

16/F., Taicang Road, Luwan District,	577.54	94,863	September 1, 2010	August 31, 2013
Shanghai, China, 200020

17/F., Taicang Road, Luwan District,	577.54	94,863	September 1, 2010	August 31, 2013
Shanghai, China, 200020

18/F., Taicang Road, Luwan District,	577.54	104,493	September 1, 2010	August 31, 2013
Shanghai, China, 200020

20/F. & 21/F., Taicang Road, Luwan	1,179.78	213,452	September 1, 2010	August 31, 2013
District, Shanghai, China, 200020

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware, other than those in the ordinary course or business which liabilities, if any, are not expect to have a material adverse effect on our financial politics, results of operations or cash flows.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted under the symbol “BDEV” on the OTCQB electronic interdealer quotation system maintained by the OTC Markets Group. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2010
First Quarter	1.19	1.19
Second Quarter	1.19	1.19
Third Quarter	1.75	0.55
Fourth Quarter	3.50	1.60

Year Ended December 31, 2009
First Quarter	1.10	0.80
Second Quarter	1.65	0.80
Third Quarter	1.65	1.65
Fourth Quarter	1.65	1.19

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 21, 2011, there were approximately 162 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	4,000,000
Total	-	-	4,000,000

___________________

(1) 2009 Equity Incentive Plan – Our board of directors has terminated the Company’s 2002 Stock Plan and 2002 Employee Stock Compensation Plan, effective as of August 14, 2009, and adopted the 2009 Equity Incentive Plan, or the 2009 Plan. On August 13, 2010, the stockholders of the Company owning at least a majority of the outstanding shares of the Company’s common stock also approved, by written consent, the 2009 Plan. The 2009 Plan permits grant of non-qualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and stock grants to employees, directors and consultants of the Company or of any of our related entities, which include our subsidiaries or any entities which are not subsidiaries but any entity in which we have a direct or indirect significant interest. The 2009 Plan is effective as of August 14, 2009. We have reserved an aggregate of 4,000,000 shares of our common stock for issuance under the 2009 Plan. No award has been granted.

Transfer Agent and Registrar

Our registrar and transfer agent is STALT, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, California 94025. Their telephone number is (650) 321-7111.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a holding company that operates through our indirect wholly owned subsidiary, Suzhou TripMart, a leading B2B e-commerce travel services company in China, specializing in developing products and services, marketing strategies and business solutions and for small and medium sized, or SME, travel agents as well as other e-commerce travel services providers. We also provide travel management services and products to corporate clients throughout China, as well as online travel products and services to the emerging class or free independent travelers or FITs.

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

We develop specialized air ticket booking and fare management software applications that offer simplified air ticket search and booking process and user-friendly interface. Our tailor-made applications can be adopted by a range of e-commerce operators, including Internet service providers and online stores, in their travel reservation related business as our technologies considerably lower the barrier to entry.

Our online travel agent marketplace provides for a neutral medium for air-ticketing agencies across China to post their air ticket inventory and price information online and conduct ticketing on a real-time basis. Travel agents can browse through real-time listings of available air ticket inventory across China, which enables them to obtain favorable prices for their customers which would not be otherwise available, and maximize their efficiency and profitability.

In addition, we provide organizations and free independent traveler, or FITs, in China a range of travel products and services, including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services. We also assist companies in planning, executing and streamlining their travel budgets through web-based functionalities tailored to our corporate customers. We offer our services to users and clients through an advanced transaction and service platform consisting of centralized customer service center and websites.

Our sales revenue grew by 303% in the year ended December 31, 2010 to $7,788,702, from $1,930,989 in the year ended December 31, 2009. Net loss increased by 818% in the year ended December 31, 2010 to $6,112,676 from a $667,863 net loss in the year ended December 31, 2009 due to the substantial increase of our revenues derived from our management consulting and technical service fees and off-set by significant increase of the provision for doubtful debts.

During year 2010, 92.22% of our total revenues were derived from our IT outsourcing services to Shanghai Junli, the sole shareholder of Shanghai TripMart, our VIE. We earn our service fees on the basis of Shanghai Junli’s ticketing volume at a pre-determined per ticket (both domestic and international) rate(s). During the first quarter of 2011, Shanghai Junli has incurred a significant business disruption, which disruption is reasonably expected to result in a significant adverse impact on the management consulting and technical fees that we earn. As a result, we have made significant amount of impairment charge on the relevant tangible and intangible assets and provision of doubtful accounts. Additionally, these factors raise substantial doubts about our ability to continue as a going concern as we have a working capital deficiency and accumulated deficit as of December 31, 2010 due to large amount of accounts receivable due from Shanghai Junli. The results of operation below and the Consolidated Financial Statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. The management is monitoring the situation, assessing the short-term and long-term impact on our overall business and considering measure to minimize and mitigate any adverse impact on our business.

Principal Factors Affecting our Financial Performance

Global and Chinese Economic Environment and Demand for Travel Services

We expect that our financial results will continue to be affected by the overall growth rate of the economy and demand for travel services in China and the rest of the world. According to the National Bureau of Statistics of China, the gross domestic product, or GDP, of China grew from RMB11.7 trillion (approximately US$1.4 trillion) in 2003 to RMB39.8 trillion (approximately US$6.12 trillion) in 2010, representing a compound annual growth rate of approximately 11.2% . This growth led to a significant increase in the demand for travel services. According to the National Bureau of Statistics of China, domestic tourism spending grew from RMB344.2 billion (US$41.6 billion) in 2003 to RMB1018.3 billion (US$154.8 billion) in 2009, representing a compound annual growth of 19.8% .

As China emerges from the recent disruption in global financial crisis, China earned RMB 1,276 billion in tourism revenues in 2010, an increase of 10% year-on-year. The strong performance in 2010 suggests that the recovery of China’s tourism industry from the recent disruption in global credit markets is gaining pace. According to figures released by CNTA, the number of inbound tourists in China and inbound tourism spending increased sharply by approximately 5.76% and 15.47%, respectively, in 2010 as compared to 2009, while domestic tourism is flourishing and outbound tourism is on the increase due to the strength of the Chinese economy and its currency. Recently, the Chinese central government has put unprecedented emphasis on the tourism industry. In November 2009, China’s State Council approved the Guidelines to Accelerate the Development of Tourism Industry, making tourism a strategic pillar of the Chinese national economy. We expect to benefit from a strong Chinese economy and the growth momentum of the tourism industry resulting from these policymaking initiatives.

However, while we anticipate that demand for travel services in China will continue to increase substantially in the foreseeable future as the Chinese economy continues to grow, the recent global financial crisis and economic slow-down could have a material and adverse effect on the travel industry in China, which in turn would cause a negative effect on our business. The recent domestic and global economic uncertainties have led companies to increasingly rely on professional business travel management solutions to reduce travel spending, and consumers increasingly rely on the efficiency and transparency of the internet to find value when booking travel services and products and demand a higher quality of services. While there are signs that the recovery of China’s tourism industry from the recent disruption in global credit markets is gaining pace, we expect that in the current economic environment where uncertainties remain, our operating results will increasingly depend on how well we capitalize on the efficiency of our online travel booking platforms and the quality of our services. Our business and financial performance over the short- and long-term will be adversely affected if we are unable to adjust to the current economic environment.

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

During the period from March 2003 through June 2003, the economies of several countries in Asia, including China, were severely affected by the outbreak of SARS. The travel services industry during that period was also adversely affected. If there is a recurrence of an outbreak of SARS or any outbreak of other contagious diseases, it may adversely affect the travel industry and have a material and adverse effect on our business and operating results.

Product Offering and Pricing

We provide our air ticket ticketing and fare management technology to e-commerce operators, including Internet service providers, in their online air ticket reservation business and earn a license fee based on the amount of the air tickets booked and sold through our system. We also provide technology outsourcing services to Shanghai Junli by operating its key IT functionalities in its air ticketing business. As Shanghai Junli is a prominent air ticketing agency who is ranked among top 2 in Shanghai and top 5 in China in terms of air ticketing volume, we expect to derive a significant portion of our revenues from the service fees that we earn from providing such IT outsourcing services. Currently, our revenues are generated predominantly through our e-commerce solution and IT outsourcing services and, to a lesser extent, our travel agency marketplace and travel services.

In 2009, our user base is growing at an average rate of 10% per month. As our user base and transaction volume on our marketplace continue to grow, revenues generated from our travel agency marketplace are expected to increase. Currently, we allow our users to search, find, communicate and conduct business with air ticket suppliers in our marketplace free of charge. When an air ticket is issued, we then charge a fee that is a fixed rate based on the amount of that transaction. We are monitoring the growth of our user base, transaction volume and overall market acceptability of our travel agency marketplace, and will review and evaluate our pricing structure and may make adjustments as appropriate to maximize our profitability.

We also provide business and leisure travelers with hotel reservations, air ticket booking and packaged tour services. We make available, on a stand-alone and package basis, travel products and services provided by major Chinese and international airlines, lodging properties, destination service providers and other travel product and service companies. We sell stored-value cards that allow cardholders to enjoy significant savings in using our travel reservation services. As we do not pre-purchase the products and services being sold, we do not carry an inventory risk and our risk of loss due to obligations for cancelled hotel and airline ticket reservations is minimal.

While we have gradually suspended corporate travel services business in 2010 in an effort to manage credit risks and improve our overall operational and financing efficiency, we intend to retool and grow our corporate travel services including travel planning, hotel reservations, air-ticketing, rental car bookings and conference services to better capitalize on the growing business travel management segment.

Taxation

United States, British Virgin Islands, and Hong Kong

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

China

Before the implementation of the New Enterprise Income Tax Law, or EIT Law, described below, Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national enterprise income tax of 15%. We plan to apply for High- and New-Technology Enterprise designation for Suzhou TripMart. However, there can be no assurance that Suzhou TripMart will qualify as a High- and New-Technology Enterprise.

In addition to the new unified EIT rate, the EIT Law and its Implementing Rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Suzhou TripMart is considered an FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to a company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to TripMart by Suzhou TripMart, but this treatment will depend on our status as a non-resident enterprise.

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

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Under the EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

  Revenue recognition. Our revenues for year 2010 are derived from travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$52,813; (ii) commissions from booking air and train tickets of US$46,453; (iii) transaction fees (net of third-party payment transaction charges) for air tickets sold on our online travel agent marketplace of US$498,937; and (iv) service fees for management consulting and technical services of US$885,119 and US$6,298,004, respectively, in accordance with the respective terms of the management consulting and technical services agreements; and (v) service fees for website building and advisory services of US$7,376. We recognize such revenues if and when the customer’s non- refundable offer is fulfilled or air-ticketing is transacted on our online ticketing platform, or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements or the website building and advisory services are rendered.

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

  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the intangible assets exceeds the fair value of the intangible assets.

  Concentrations of credit risk. During the current reporting period, no customer contributed 10% or more to our gross revenue from the travel agency businesses. Our entire service fees for management consulting and technical services were received from Shanghai Junli. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2010, our cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, we extend credit based on an evaluation of the customer’s financial condition. As of December 31, 2010, the receivables due from an individual customer  represented our entire net trade receivables. As of December 31, 2009, the receivables due from an individual customer and Shanghai Junli represented 14.45% and 49.87% of the Company’s net trade receivables respectively. We generally do not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

  Income taxes. We use the asset and liability method of accounting for income taxes pursuant to Accounting Standard Codification (“ASC”) 740 “Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Comprehensive income. We adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive loss include net loss and foreign currency translation adjustments.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated in U.S. dollars.

	Fiscal Years Ended December 31,
			Percent
			Increase
	2010	2009	(Decrease)
Net Revenues	$7,395,786	$1,779,096	316%
Selling Expenses	1,355,861	51,950	2510%
General and Administrative Expenses	3,908,728	2,372,225	65%
Impairment on Intangible Assets	1,658,914	-	100%
Impairment on Property and equipment	199,363	-	100%
Provision for Doubtful Debts	5,691,975	4,480	126953%
Operating Loss	(5,419,055)	(649,559)	704%
Financial Expenses	45,644	17,180	166%
Other Income, net	694	727	(5%	)
Loss Before Income Taxes	(5,464,005)	(666,012)	784%
Income Taxes	648,671	1,851	34944%
Net Loss	$(6,112,676)	$(667,863)	785%

Net Revenues. Our net revenues increased from $1,779,096 in 2009 to $7,395,786 in 2010, representing a growth rate of 316% in a year. Such increase in net revenues is primarily due to our strategic cooperation with Shanghai Junli, a prominent air ticketing agency in Shanghai and China nationwide in terms of air ticketing volume, and the increased air ticketing volume attributable to the 2010 Expo Shanghai. However, due to a significant business disruption that Shanghai Junli has incurred in the first quarter of 2011, our revenue from Shanghai Junli reduced drastically by more than 80% in March 2011 as compared to that in the same period of 2010. Such business disruption, if continued, will result in a significant adverse impact on the management consulting and technical fees that we earn.

We earned revenues substantially through a series of contractual arrangements between Suzhou TripMart and Shanghai TripMart, our VIE, from the travel products and services and online travel agent marketplace business conducted by Shanghai TripMart, which amounted to $565,301 in 2010, from $473,676 in 2009. We earn substantial additional consulting revenues from IT outsourcing services provided to Shanghai Junli, which amounted to $6,830,485 for year 2010, respectively, from $1,305,420 for last year.

Selling Expenses. Our selling expenses increased from $51,950 in 2009 to $1,355,861 in 2010, representing a growth rate of 2510% in a year. Such increase in our selling expenses is primarily due to the increased marketing and promotional expenses as a result of our agreement with Shanghai Junli to share a portion of its marketing and promotional expenses. Our selling expenses consist mainly of advertising, marketing and promotional expenses.

General and Administrative Expenses. Our general and administrative expenses increased from $2,372,225 in 2009 to $3,908,728 in 2010, representing a growth rate of 65% in a year. Such increase in our general and administrative expenses is primarily due to the expansion of our business and increased business tax on the increased management consulting and technical fees that we earn. We expect our general and administrative expenses to increase in future periods due to the expansion of our business, the hiring of new officers, employees and consultants to help further develop and support our operations and the increase of legal and other professional fees.

Impairment on Intangible Assets. Our impairment on intangible assets increased to $1,658,914 in 2010 from $0 in 2009, representing a full impairment of intangible assets in this year. Such increase is primarily due to a significant business disruption that Shanghai Junli has incurred in the first quarter of 2011 which is reasonably expected to result in a significant adverse impact on the management consulting and technical fees that we earn.

Impairment on Property and Equipment. Our impairment on property and equipment increased to $199,363 in 2010 from $0 in 2009, representing a full impairment of IT equipment for the management consulting and technical business in this year. Such increase is primarily due to a significant business disruption that Shanghai Junli has incurred in the first quarter of 2011 which is reasonably expected to result in a significant adverse impact on the management consulting and technical fees that we earn.

Provision for Doubtful Debts. Our provision for doubtful debts increased to $5,691,975 in 2010 from $4,480 in 2009, representing an increase of 1270 times in this year. Such increase is primarily due to a significant business disruption that Shanghai Junli has incurred in the first quarter of 2011 which is reasonably expected to result in the Company's inability to recover the accounts receivable and amounts due from Shanghai Junli for which a full provision of $5,642,113 was made.

Financial Expenses. Our financial expenses increased from $17,180 in 2009 to $45,644 in 2010, representing a growth rate of 166% in a year. Such increase in our financial expenses is primarily due to the increased third-party air-ticketing payment charges. Our financial expenses consist mainly of bank charges in connection with credit card or debit card purchase settlement for travel products and services.

Other Income (Net). Our other income decreased from $727 in 2009 to $694 in 2010, representing a decrease of 5% in a year. Other income consists primarily of interest income earned on our bank cash balances.

Loss Before Income Taxes. For year 2010, our loss before income taxes was $5,464,005 from $666,012 in 2009. Such increase was primarily due to the substantial increase of impairment on intangible assets and property and equipment and provision for doubtful debts as a result of a significant business disruption incurred by Shanghai Junli in the first quarter of 2011.

Income Taxes. Our income taxes increased from $1,851 in 2009 to $648,671 in 2010, representing an increase of 349 times in a year. Such increase was primarily due to Suzhou TripMart having generated taxable income in year 2010, notwithstanding we incurred a net operating loss as a whole due to the significant increase in impairment of intangible assets and provision for doubtful debts as discussed above.

Net Loss. For year 2010, our net loss was $6,112,676 from $667,863 for year 2009. Such increase of net loss is primarily due to the substantial increase of impairment of intangible assets and provision for doubtful debts as discussed above.

Results by Segment

We have two reportable business segments during the periods indicated below.

Management consulting and technical services

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Years Ended
	December 31,
			Percent Increase
	2010	2009	(Decrease)
Revenue, net from external customers	$6,830,484	$1,305,420	423%
Segment (loss) profit	(1,984,680)	397,102	(600%	)

We derive our management consulting and technical services revenues mainly under the management consulting agreement and the technical services agreement that we entered into on August 1, 2009 with Shanghai Junli, pursuant to which we provide certain IT outsourcing services to Shanghai Junli and earn service fees calculated based on Shanghai Junli’s ticketing volume at such per ticket (both domestic and international) rate(s) as we and Shanghai Junli from time to time agree and adjust, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. Our management consulting and technical services revenues are expected to significantly contribute to our revenues in the near-term. However, due to the expected significant decrease of income from Shanghai Junli in 2011, the Company increased the impairment of intangible assets and property and equipment, and provision for doubtful debts, which the segment loss increased to $1,984,680 in 2010 from segment profit of $397,102 in 2009.

Travel Agency Services

(Unaudited; all amounts, other than percentages, in U.S. dollars)

	Years Ended
	December 31,
			Percent Increase
	2010	2009	(Decrease)
Revenue, net from external customers	$565,302	$473,676	19.4%
Segment loss	(2,989,517)	(665,118)	(349%	)

We derive our travel agency services revenues through air ticket and hotel booking services and transaction fees for air tickets sold on our online travel agent marketplace. For year 2010, our travel agency services revenue increased to $565,302, from $473,676 in year 2009. Due to the completion of restructuring of our travel agent service operations on the online sales of tickets, tickets sold through online channels gradually increased.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1,010,652. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in U.S. dollars)

	Year Ended
			Change
	2010	2009	(%)
Net cash provided by operating activities	$853,610	$872,699	(2%	)
Net cash used in investing activities	(226,072)	(1,054,394)	(79%	)
Net cash provided by financing activities	311,732	200,749	55%
Effect of exchange rate changes on cash and cash equivalents	25,290	(677)	3836%
Net cash flows	$964,560	$18,377	5149%

Operating Activities

Net cash provided by operating activities was $853,610 in year 2010, compared to $872,699 in year 2009.

Investing Activities

Our net cash used in investing activities in year 2010 was $226,072, compared to $1,054,394 in year 2009. Such decrease is primarily a result of a significant decrease in our capital expenditures as compared to the same period last year, in which we incurred significant capital expenditures and prepayments for the expansion of our operations through the development of our key IT technology, the lease of additional office space in downtown locations in Shanghai, and the acquisition of computer hardware and other office equipment for our call center. While we continued our operational expansion plan by acquiring office furniture and equipment and intangible assets, our capital expenditures during year 2010 was significantly low compared to that in year 2009.

Financing Activities

Our net cash provided by financing activities consisting primarily of advances from a stockholder was $311,732 in year 2010, an increase from $200,749 in year 2009. This increase was primarily due to additional funds from a stockholder to meet the working capital for the operating needs.

Capital Expenditures

Our capital expenditures were $226,072 for year 2010. Our capital expenditures were mainly used to acquire office equipment and furniture in connection with our expansion of operations.

Mr. Chui from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008, which amounts are unsecured, non-interest bearing and repayable on demand. During 2010, total expenses paid on behalf of the Company and funds advanced to the Company by Mr. Chui were $311,732 and are repayable to Mr. Chui as an unsecured and non-interest bearing advance.

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

Obligations Under Material Contracts

Our only purchase obligation relates to the utilization of a third-party technology as part of our software. Pursuant to our co-development agreement with Beijing Yulian Century Technology Development Co., Ltd., we pay a license fee at a rate of RMB30,000 (approximately, $4,537) per month until July, 2011 and the expected payment as of December 31, 2010 was $31,761 in total.

We lease office premises under six non-cancelable operating lease agreements, of which five will expire in 2013 and one will expire in 2018. The minimum future lease payments under these operating lease agreements as of December 31, 2010 were $4,527,843. Rental expenses under these operating leases were $674,681 for year 2010.

The following table presents lease payments due as of December 31, 2010:

Year ending December 31,	US$
2011	1,308,346
2012	1,373,764
2013	1,013,133
2014	177,064
2015	185,918
After 2015	469,618

4,527,843

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, Mr. Chui concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Shu Keung Chui, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted to in conformity with the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that removed the requirement for a non-accelerated filer to include in its annual report an attestation report of the filer’s registered public accounting firm.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2010 there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers

The following sets forth information about our directors and executive officers as of the date of this annual report:

Name	Age	Position
Shu Keung Chui	49	Chairman, Chief Executive Officer and President
Sam Yuen Yee Lau	46	Director, Chief Financial Officer, Treasurer and Secretary
Jinfu Xue	56	Director

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

Mr. Sam Yuen Yee Lau. Mr. Lau has been our director, Chief Financial Officer, Treasurer and Secretary since the completion of the reverse acquisition of TripMart on March 30, 2009. Mr. Lau is a practicing director of SL LEE & LAU CPA Limited. He brings to us over 19 years of experience in accounting and auditing. Mr Lau started his career in auditing by joining PricewaterhouseCoopers, Hong Kong (formerly known as Coopers & Lybrand) in 1989. From 1993 to 1997, he served as Financial Controllers at a multinational manufacturer and a regional publishing group. In 1997, he co-founded SL LEE & LAU CPA Limited. Mr. Lau is an associate member of the Institute of Chartered Accountants in England and Wales (ICAEW), a fellow member of the association of Chartered Certified Accountants, a practicing member of the Hong Kong Institute of Certified Public Accountants and an associate member of the Institute of Chartered Secretaries and Administrators of United Kingdom. Mr. Lau holds a Bachelor’s Degree (with honors) in economics and accounting from University of Kents at Canterbury, and Bachelor Degree in law (with honors) from University of London, United Kingdom.

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

Compliance with Section 16(A) of the Securities Exchange Act Of 1934

Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of our Company, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth compensation information for services rendered by certain of our current and former executive officers in all capacities during the last two (2) completed fiscal years (December 31, 2010 and 2009). The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Shu Keung Chui,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sam Yuen Yee Lau,	2010	70,000	-0-	-0-	-0-	-0-	-0-	-0-	70,000
Chief Financial Officer	2009	52,500	-0-	-0-	-0-	-0-	-0-	-0-	52,500

Jinfu Xue,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Mr. Chui agreed to forgo compensation from the Company during 2009 and 2010 to allow the Company to conserve cash. No other executive officer or any other employee received total annual compensation in excess of $100,000 during 2009 or 2010.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

Our board of directors has adopted the 2009 Equity Incentive Plan, or the 2009 Plan, effective as of August 14, 2009. For the years ended December 31, 2010 and 2009 and through the date of this report, no award has been granted to any director or executive officer under the 2009 Plan.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010. However, all directors are reimbursed for out-of-pocket expenses in connection the performance of the directors’ duties for the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

The following includes a summary of transactions during year 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Variable Interest Entity

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air-ticketing, travel agency and value-added telecommunications businesses in China. Therefore, we conduct part of our operations through a series of contractual arrangements between Suzhou TripMart, our PRC subsidiary, and Shanghai TripMart, our VIE, which hold the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. The principal terms of these contractual arrangements are described below. For more information, see “Description of Business – Variable Interest Entity” above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by PKF, Certified Public Accountants, Hong Kong, or PKF, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $94,765 and $75,968, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2010 and 2009 for assurance and related services by PKF that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for professional services rendered by PKF for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for products and services provided by PKF, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

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

		Filed	Incorporation by Reference
Exhibit No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated March 30, 2009, among BDS, TripMart and the shareholders of TripMart signatory thereto		8-K	2.1	March 30, 2009
3.1	Certificate of Incorporation of Business Development Solutions, Inc.		10-K	3.1	March 31, 2010
3.2	Bylaws of the Company		Schedule 14C	Appendix D	October 11, 2002
10.1	2002 Stock Plan		Schedule 14C	Appendix G	October 11, 2002
10.2	2002 Employee Stock Compensation Plan		Schedule 14C	Appendix H	October 11, 2002
10.3	Promissory Note issued by Atlas-Republic Corporation on April 23, 2002 in favor of Bestway Coach Express Inc.		10-QSB	10.1	November 16, 2009
10.4	Share Exchange Agreement, dated June 28, 2002, among the registrant, Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc.		Schedule 14C	Appendix E	October 11, 2002

10.5	Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	Schedule 14C	Appendix E	October 11, 2002
10.6	Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	8-K	10.1	December 3, 2003
10.7	Amendment No. 1 to Promissory Note, dated April 19, 2003, between the registrant and Bestway Coach Express Inc.	10-QSB	10.2	November 16, 2009
10.8	Stock Purchase Agreement, dated July 12, 2004 among Bestway Coach Express Inc. Shu Keung Chui and the registrant	10-QSB	10.1	August 11, 2004
10.9	Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and the registrant	10-QSB	10.2	August 11, 2004
10.10	Assignment of Promissory Note and Agreement of Indemnity, dated November 19, 2004, among the registrant, Bestway Coach Express Inc. and Mr. Shu Keung Chui	10-Q	10.3	November 16, 2009
10.11	Technical and Management Consulting Services Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.8	March 30, 2009
10.12	Equity Pledge Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.9	March 30, 2009
10.13	Proxy Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.10	March 30, 2009
10.14	Intellectual Property Assignment and License Agreement, dated as of March 27, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.11	March 30, 2009
10.15	Option Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and the Shanghai Junli Air Service Co., Ltd.	8-K	10.12	March 30, 2009
10.16	Sales Contract, dated March 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Shanghai Shangxin Industrial Development Co., Ltd. (English Translation).	8-K	10.13	March 30, 2009
10.17	Agreement on Use of the International Fare Management System, dated July 21, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Beijing Yulian Century Technology (English Translation).	8-K	10.14	March 30, 2009
10.18	Portal Development Agreement, dated July 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Excelerate Technology (China) Ltd. (English Translation).	8-K	10.15	March 30, 2009
10.19	Form of Executive Employment Agreement of the Company.	8-K	10.16	March 30, 2009
10.20	Form of Director Agreement of the Company	8-K	10.17	March 30, 2009
10.21	Management Consulting Services Agreement, dated August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.1	August 4, 2009
10.22	Technical Services Agreement, dated August 1, 2009, between Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.2	August 4, 2009
10.23	Amended and Restated Intellectual Property Assignment and License Agreement, dated as of August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.3	August 4, 2009
10.24	2009 Equity Incentive Plan	10-Q	10.1	August 14, 2009
10.25	Form of Stock Option Agreement	10-Q	10.2	August 14, 2009

10.26	Form of Stock Appreciation Rights Agreement		10-Q	10.3	August 14, 2009
10.27	Form of Restricted Stock Award Agreement		10-Q	10.4	August 14, 2009
10.28	Amendment No. 2 to Promissory Note, dated November 16, 2009, between the registrant and Mr. Shu Keung Chui		10-Q	10.4	November 16, 2009
14	Code of Ethics, adopted March 30, 2009		8-K	14	March 30, 2009
16	Letter of Child, Van Wagoner & Bradshaw, PLLC, dated April 2, 2009		8-K/A	16.1	April 3, 2009
21	List of Subsidiaries		8-K	21	March 30, 2009
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99	Opinion of Fangda Partners, PRC counsel		8-K	99	March 30, 2009

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2011

BUSINESS DEVELOPMENT SOLUTIONS, INC.

By: /s/ Shu Keung Chui
Shu Keung Chui
President & Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 29, 2011.

Signature	Title

/s/ SHU KEUNG CHUI	President and Chief Executive Officer
Shu Keung Chui	(Principal Executive Officer)

/s/ SAM YUEN YEE LAU	Chief Financial Officer, Treasurer and Secretary
Sam Yuen Yee Lau	(Principal Financial Officer and Principal Accounting Officer)

/s/ JINFU XUE	Director
Jinfu Xue

Business Development Solutions, Inc.

Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
(Stated in US dollars)

Business Development Solutions, Inc
Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Business Development Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Business Development Solutions, Inc. (the “Company”), its subsidiaries and variable interest entity as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, its subsidiaries and variable interest entity as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to consolidated financial statements, the Company had a working capital deficiency and accumulated deficit as of December 31, 2010. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF
Certified Public Accountants
Hong Kong, China
April 29, 2011

Business Development Solutions, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS	US$	US$

Current assets
Cash and cash equivalents	1,010,652	46,092
Trade receivables, net (Note 3)	227	792,108
Other receivables, deposits and prepayment (Note 4)	264,564	1,015,438

Total current assets	1,275,443	1,853,638
Intangible assets, net (Note 5)	-	2,135,851
Property and equipment, net (Note 6)	330,306	448,259

Total assets	1,605,749	4,437,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Trade payables (Note 7)	12,307	138,992
Other payables and accruals (Note 8)	3,042,478	541,128
Amount due to the stockholder (Note 12(a))	2,503,094	2,193,922
Note payable to stockholder (Note 12(b))	101,500	101,500
Income tax payable	594,720	1,852

Total liabilities	6,254,099	2,977,394

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity
Preferred stock, US$0.00001 par value:
Authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, US$0.00001 par value:
Authorized 500,000,000 shares, 16,110,147 shares outstanding as of December 31, 2010 and 2009	161	161
Additional paid-in capital	9,839	9,839
Accumulated other comprehensive income	31,657	27,685
Accumulated deficit	(7,371,103)	(1,258,427)

Total stockholders’ deficit of Business Development Solutions, Inc.	(7,329,446)	(1,220,742)
Noncontrolling interest in variable interest entity (Note 2)	2,681,096	2,681,096

Total (deficit) equity	(4,648,350)	1,460,354

Total liabilities and (deficit) equity	1,605,749	4,437,748

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2010 and 2009

	Year ended December 31,
	2010	2009
	US$	US$

Revenue	7,788,702	1,930,989
Less: Sales tax	(392,916)	(151,893)

Revenue, net	7,395,786	1,779,096

Operating expenses
Selling expenses	1,355,861	51,950
General and administrative expenses	3,908,728	2,372,225
Impairment on intangible assets	1,658,914	-
Impairment on property and equipment	199,363	-
Provision for doubtful debts	5,691,975	4,480

Total operating expenses	12,814,841	2,428,655

Net operating loss	(5,419,055)	(649,559)
Financial expenses	(45,644)	(17,180)
Other operating income	694	727

Loss before income taxes	(5,464,005)	(666,012)
Income taxes (Note 9)	(648,671)	(1,851)

Net loss	(6,112,676)	(667,863)

Other comprehensive income (loss)
Foreign currency translation adjustment	3,972	(4,260)

Total comprehensive loss	(6,108,704)	(672,123)

Loss per share (Note 10)
Basic and diluted	(0.38)	(0.04)

Weighted average number of outstanding shares
Basic and diluted	16,110,147	15,660,087

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
For the years ended December 31, 2010 and 2009

	Total Stockholders’ Deficit of Business Development Solutions, Inc
				Accumulated
			Additional	Other
	Common stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Share	Par value	Capital	Income	Deficit	Interest	Total
		USD	USD	USD	USD	USD	USD

Balance, January 1,2009	14,200,000	142	9,858	31,945	(255,190)	-	(213,245)
Recapitalization	1,910,147	19	(19)	-	(335,374)	-	(335,374)
Variable interest equity	-	-	-	-	-	2,681,096	2,681,096
Foreign currency translation loss	-	-	-	(4,260)	-	-	(4,260)
Net loss	-	-	-	-	(667,863)	-	(667,863)

Balance, December 31, 2009	16,110,147	161	9,839	27,685	(1,258,427)	2,681,096	1,460,354
Foreign currency translation gain	-	-	-	3,972	-	-	3,972
Net loss	-	-	-	-	(6,112,676)	-	(6,112,676)

Balance, December 31, 2010	16,110,147	161	9,839	31,657	(7,371,103)	2,681,096	(4,648,350)

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
	US$	US$
Cash flows from operating activities
Net loss	(6,112,676)	(667,863)
Adjustments to reconcile net loss to net cash provided by operating activities :-
Depreciation and amortization	652,008	404,435
Provision for doubtful debts	5,691,975	4,480
Impairment on intangible assets	1,658,914	-
Impairment on property and equipment	199,363	-
Changes in operating assets and liabilities :-
Trade receivables	675,093	485,412
Other receivables, deposits and prepayment	(4,819,767)	107,464
Trade payables	(128,188)	116,703
Other payables and accruals	2,458,683	420,217
Income tax payable	578,205	1,851

Net cash provided by operating activities	853,610	872,699

Cash flows from investing activities
Payment for acquisition of property and equipment, and intangible assets	(226,072)	(1,287,099)
Cash from variable interest entity	-	232,705

Net cash used in investing activities	(226,072)	(1,054,394)

Cash flows from financing activities
Advance from a stockholder	311,732	193,306
Interest accrued on note payable to stockholder	-	7,443
Proceeds of short-term loan from financial institution	442,559	731,094
Repayment of short-term loan from financial institution	(442,559)	(731,094)

Net cash provided by financing activities	311,732	200,749

Effect of exchange rate changes on cash and cash equivalents	25,290	(677)

Net increase in cash and cash equivalents	964,560	18,377

Cash and cash equivalents, beginning of year	46,092	27,715

Cash and cash equivalents, end of year	1,010,652	46,092

Supplemental cash flow information
Cash paid for income taxes	72,877	-
Cash paid for interest expenses	-	-
Non-cash transaction
Issue of 14,200,000 shares of common stock for RTO	-	142

See accompanying notes to consolidated financial statements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

1.	Corporate information

Business Development Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 28, 1987. On November 18, 2002, the Company effected its re- incorporation as a Delaware corporation by merging with its then wholly-owned subsidiary.

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

Current PRC laws and regulations impose substantial restrictions on foreign ownership of the air- ticketing, travel agency, and value-added telecommunications businesses in the PRC. Therefore, the Company conducts part of its operations through a series of contractual arrangements between Suzhou TripMart and Shanghai EZTripMart Travel Agency Co., Ltd (“Shanghai TripMart”), the variable interest entity (“VIE”) of the Company, which holds the licenses and approvals for conducting the air-ticketing, travel agency, and value-added telecommunications businesses in China. Shanghai TripMart was incorporated in Shanghai, China on February 12, 1999 as a travel agency offering comprehensive travel products and services. Details of the VIE arrangement are set forth in note 2 to the consolidated financial statements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

1.	Corporate information (continued)

On August 12, 2010, the Company’s Board of Directors approved a change in the state of incorporation of the Company from Delaware to Nevada by merging the Company with and into a newly formed Nevada subsidiary (the “Reincorporation”). On August 13, 2010, the Company’s stockholders approved the Reincorporation. The Reincorporation will be effective after the filing of a definitive information statement with the Securities and Exchange Commission (the “SEC”) and upon the filing of a certificate of merger with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of State of Nevada. As of December 31, 2010, the Reincorporation was still not completed due to a franchise tax issue in the State of Delaware. The management considers this redomicile merger will take effect before the end of year 2011.

2.	Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has a working capital deficiency and accumulated deficit as of December 31, 2010. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and a VIE. All significant inter-company balances and transactions between the Company, its subsidiaries and VIE have been eliminated upon consolidation.

The Company adopted ASC 810 “Consolidation”, and considers Suzhou TripMart to be the primary beneficiary of Shanghai TripMart by virtue of several contractual agreements entered into between Suzhou TripMart, Shanghai TripMart and the sole stockholder of Shanghai TripMart, Shanghai Junli Air Services Co., Ltd. (“Shanghai Junli”) on March 27, 2009. Accordingly, the financial statements of Shanghai TripMart were consolidated into the Company’s financial statements since March 27, 2009.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

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

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

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
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Variable interest entities (continued)

Proxy Agreement (continued)

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

The following is a summary of certain financial data of Shanghai TripMart:-

	Years ended December 31,
	2010	2009
	US$	US$

Revenue, net	6,537,942	1,579,348
Net loss	(1,169,514)	(495,819)

	As of	As of
	December 31,	December 31,
	2010	2009
	US$	US$

Total assets	2,470,042	2,610,826
Total liabilities	1,242,907	264,627

Noncontrolling interest in variable interest entity

Noncontrolling interest in variable interest entity in the consolidated balance sheet represents the total net asset value of the VIE, Shanghai TripMart, as of March 27, 2009.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, deferred taxes and the estimation on useful lives and impairment of property and equipment, and intangible assets. Actual results could differ from these estimates.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, the Company’s cash and cash equivalents were denominated in United States dollars (“US$”), Renminbi (“RMB”) and Hong Kong dollars (“HKD”) respectively and were placed with banks in the PRC and Hong Kong. RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

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

Depreciation is provided on a straight-line basis over their estimated useful lives. The principal depreciation rates and residual value are as follows:

	Annual	Residual
	rate	value
Office equipment	20%	5%
Computer equipment	33 1/3%	5%
Other equipment	33 1/3%	5%
Motor vehicles	25%	5%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to statement of operations.

Revenue recognition

The Company’s revenues for the year ended December 31, 2010 are derived from travel and technical services and include (i) revenue reported at the difference between the selling price and the cost of the hotel rooms and tour packages of US$52,813; (ii) commissions from booking air and train tickets of US$46,453; (iii) transaction fees (net of third-party payment transaction charges) for air tickets sold on the Company’s online travel agency marketplace of US$498,937; (iv) service fees for management consulting and technical services of US$885,119 and US$6,298,004, respectively, in accordance with the respective terms of the management consulting and technical services agreements; and (v) service fees for website building and advisory services of US$7,376.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

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

The Company recognizes revenues from recurring services when (i) persuasive evidence of an arrangement between the Company and the customers exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectibility of the sales price is reasonably assured. The Company recognizes such revenues if and when the customer’s non-refundable offer is fulfilled or air-ticketing is transacted on the Company’s online ticketing platform or the management consulting and technical services are rendered in accordance with the terms of the relevant management consulting and technical services agreements, or the website building and advisory services are rendered.

Its major customer, Shanghai Junli is essentially current in making payment but, subsequent to the end of the reporting period, the financial condition of such customer deteriorated significantly. Based on this information, the Company determines that the collectibility of revenues from Shanghai Junli is not reasonably assured. Accordingly, the Company classifies Shanghai Junli as “financially distressed” for revenue recognition purposes and recognizes revenues from Shanghai Junli when it collects cash for the services, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. The amount of revenue from Shanghai Junli that had not been recognized for the year amounted to US$2,672,346.

Concentrations of credit risk

During the current reporting period, no customer contributed 10% or more to the Company’s gross revenue from the travel agency provision businesses. The Company’s entire service fee for management consulting and technical services were received from Shanghai Junli. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2010 and 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Concentrations of credit risk (continued)

The trade receivables (after allowance for doubtful debts) as of December 31, 2010 was entirely due from an individual customer. As of December 31, 2009, the trade receivables (after allowance for doubtful debts) due from an individual customer and Shanghai Junli represented 14.45% and 49.87% of the Company’s net trade receivables respectively. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive loss include net loss and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is US$, TripMart and TripMart HK are HKD, and Suzhou TripMart and Shanghai TripMart are RMB. The Company and its subsidiaries and VIE maintain their financial statements in their respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods.

For financial reporting purposes, the financial statements of the Company and its subsidiaries and VIE which are prepared using the functional currency have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ deficit is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive income, a component of stockholders’ deficit.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Foreign currency translation (continued)

The exchange rates in effect as of December 31, 2010 and 2009 are listed below. There was no significant fluctuation in exchange rate for the conversion of RMB and HKD to US$ after the balance sheet date.

	December 31,	December 31,
	2010	2009
Year end RMB: US$ exchange rate	6.6118	6.8372
Year average RMB: US$ exchange rate	6.7788	6.8409
Year end HKD: US$ exchange rate	7.7832	7.7751
Year average HKD: US$ exchange rate	7.7695	7.7522

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock issued and outstanding during the reporting periods.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of the disclosures about the roll forward of activity in Level 3 fair value measurements on its financial statements.

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share- based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010- 20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

3.	Trade receivables, net

	December 31,	December 31,
	2010	2009
	US$	US$

General customers	55,983	401,583
Amount due from Shanghai Junli	75,623	395,007

	131,606	796,590
Allowance for doubtful accounts	(131,379)	(4,482)

	227	792,108

An analysis of the movement in allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009
	US$	US$

Balance at beginning of year	4,482	-
Addition of bad debt expense, net	123,622	4,480
Translation adjustments	3,275	2

Balance at end of year	131,379	4,482

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

4.	Other receivables, deposits and prepayments

	December 31,	December 31,
	2010	2009
	US$	US$

Deposits and prepayment	264,564	59,628
Amount due from Shanghai Junli	5,708,962	953,440
Amount due from sole stockholder of Shanghai Junli	-	2,254
Advances to staff	-	116

	5,973,526	1,015,438
Allowance for doubtful accounts	(5,708,962)	-

	264,564	1,015,438

An analysis of the movement in allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009
	US$	US$

Balance at beginning of year	-	-
Addition of bad debt expense	5,568,353	-
Translation adjustments	140,609	-

Balance at end of year	5,708,962	-

The amounts due from Shanghai Junli and sole stockholder of Shanghai Junli are interest-free, unsecured and repayable on demand.

Full allowance has been made on the amount due from Shanghai Junli as the management considered Shanghai Junli as financially distressed.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

5.	Intangible assets

	December 31,	December 31,
	2010	2009
	US$	US$
Costs:
Patents, trademarks and domain name	28,209	27,278
Website development cost	87,254	84,377
B2B e-commerce travel services systems	2,423,849	2,343,942

	2,539,312	2,455,597
Accumulated amortization	(838,508)	(319,746)
Impairment charges	(1,700,804)	-

Net book value	-	2,135,851

The amortization charge for the years ended December 31, 2010 and 2009 were US$495,354 and US$319,573, respectively.

The Company acquired from Shanghai Junli certain software supporting the website operated for Shanghai Junli’s business of US$890,715 during the year ended December 31, 2009. There was no addition of intangible assets during the current reporting period.

The management conducted a strategic review of its operations subsequent to the balance sheet date. The revenue from Shanghai Junli reduced drastically by more than 80% in March 2011 when comparing with the same period of 2010 and the management considers Shanghai Junli as financially distressed. In view of that Shanghai Junli contributed over 92% to the Company’s total revenue during the current and past years and that no new customers could be identified so far to replace Shanghai Junli and to provide a stable source of income to the Company, the management assessed the probability of recovering the carrying value of its intangible assets together with the related computer equipment was unlikely. Full impairment was therefore made on the carrying amount of the intangible assets and computer equipment.

6.	Property and equipment

	December 31,	December 31,
	2010	2009
	US$	US$
Costs:-
Office equipment	118,317	114,416
Computer equipment	315,253	187,764
Other equipment	110,636	-
Motor vehicles	260,238	251,658

	804,444	553,838
Accumulated depreciation	(269,760)	(105,579)
Impairment charges	(204,378)	-

Net book value	330,306	448,259

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

6.	Property and equipment (continued)

The depreciation charge for the years ended December 31, 2010 and 2009 were US$156,654 and US$84,862, respectively.

The Company acquired from Shanghai Junli computer equipment of US$93,696 related to the website operated for Shanghai Junli’s business and motor vehicle of US$172,585 during the year ended December 31, 2009. No new property and equipment was acquired from Shanghai Junli during the year.

As previously discussed, the management assessed the probability of recovering the carrying value of its computer equipment, amounting to US$204,378, was unlikely. Full impairment was therefore made on the carrying amount of the computer equipment.

7.	Trade payables

	December 31,	December 31,
	2010	2009
	US$	US$

General suppliers	12,307	10,070
Amount due to Shanghai Junli	-	128,922

	12,307	138,992

8.	Other payables and accruals

	December 31,	December 31,
	2010	2009
	US$	US$

Accrued audit fee	72,904	45,161
Other payables	24,872	5,851
Receipt in advance	1,283,701	11,752
Other taxes payable	229,385	39,814
Amount due to sole stockholder of Shanghai Junli	992,557	86,496
Accrued expenses	231,133	197,174
Accrued salaries	207,926	154,880

	3,042,478	541,128

The amount due to sole stockholder of Shanghai Junli is interest-free, unsecured and repayable on demand.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

For the years ended December 31, 2010 and 2009, an income tax provision of US$582,917 and US$1,851 was made as Suzhou TripMart had a taxable income, respectively.

For the year ended December 31, 2010, an income tax provision of US$65,754 was made as Shanghai TripMart has a taxable income. Shanghai TripMart paid no EIT during the year ended December 31, 2009 as it incurred an operating loss.

The income taxes in the consolidated statements of operations and comprehensive loss represent the aforementioned provision of EIT by Suzhou TripMart and Shanghai TripMart.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

9.	Income taxes (continued)

The effective income tax expense differs from the PRC statutory EIT rate of 25% for the years ended December 31, 2010 and 2009 as follows :-

	Years ended December 31,
	2010	2009
	US$	US$

Provision for income taxes at PRC statutory EIT rate of 25%	(1,366,001)	(166,503)
Under provision in previous year	8,654	-
Non-deductible items for tax	2,006,018	89,084
Valuation allowances	-	79,270

	648,671	1,851

The Company has adopted ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2010 and 2009.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

9.	Income taxes (continued)

Deferred tax assets as of December 31, 2010 and 2009 are composed of the following :-

	December 31,	December 31,
	2010	2009
	US$	US$
PRC
Non-current deferred tax assets
Tax loss	-	125,643
Valuation allowance	-	(125,643)

	-	-

As of December 31, 2009, Shanghai TripMart had net operating losses carried forward amounting to $502,572 in the PRC which, if unutilized, will expire through 2014. $46,373 of the losses were incurred before the consummation of the VIE arrangement as detailed in note 2 to the consolidated financial statements.

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

The Company entered into a non-cancelable agreement with a service provider in relation to the utilization of the service provider’s technology as part of the Company’s software. The agreement will expire in 2011 and the expected balance of payment as of December 31, 2010 was US$31,761 in total, which will fall due within one year.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

11.	Commitments and contingencies (continued)

The Company leases office premises under six non-cancelable operating lease agreements that will expire in 2013 and one will expire in 2018. The minimum future lease payments under these operating lease agreements as of December 31, 2010 were US$4,527,843. Rental expenses under these operating leases were US$674,681 and US$294,944 for the years ended December 31, 2010 and 2009, respectively.

Year ending December 31,	US$
2011	1,308,346
2012	1,373,764
2013	1,013,133
2014	177,064
2015	185,918
After 2015	469,618

4,527,843

12.	Related party transactions

(a)

Mr. Shu Keung Chui, the controlling stockholder and Chief Executive Officer of the Company, from time to time paid legal and other expenses on behalf of the Company and provided funds to the Company for capital contribution to and acquisition of equity of Suzhou TripMart in 2008. Total expenses paid on behalf of the Company and funds advanced to the Company were US$2,503,094 as of December 31, 2010 and are repayable to Mr. Chui as an unsecured and non-interest bearing demand advances.

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

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

12.	Related party transactions (continued)

(b) Continued

On November 16, 2009, Mr. Shu Keung Chui and the Company entered into an amendment to a promissory note dated April 23, 2002 made by the Company in the principal amount of $101,500 (the “Amendment”), such that effective as of December 31, 2009, the note is non-interest- bearing and is due and payable within 30 days of demand, provided that note shall become immediately due and payable in the event of a change in control of the Company.

During the year ended December 31, 2009, the Company accrued interest of US$7,443 to Mr. Chui. The balance of the amount due to Mr. Chui as of December 31, 2009, including accrued interest, was US$165,321.

(c)

Pursuant to a Management Consulting Services Agreement between Suzhou TripMart and Shanghai Junli dated August 1, 2009, Suzhou TripMart provides to Shanghai Junli certain management consulting and related services in exchange for a service fee at the monthly rate of RMB500,000, which rate may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective business volume. For the years ended December 31, 2010 and 2009, the service fee for management consulting service rendered were US$885,119 and US$365,205, respectively.

Pursuant to a Technical Services Agreement between Shanghai TripMart and Shanghai Junli dated August 1, 2009, Shanghai TripMart provides to Shanghai Junli certain technical and related services in exchange for a monthly service fee calculated based on Shanghai Junli’s ticketing volume of such month at the rates of RMB6 per domestic air ticket and RMB22 per international air ticket, which rates may be adjusted by the parties from time to time, as appropriate, based on the periodic joint review of Shanghai Junli’s historic, present and prospective ticketing volume. For the years ended December 31, 2010 and 2009, the service fee for technical service rendered were US$6,298,004 and US$1,058,121, respectively.

(d)

Pursuant to the mutual agreement between Shanghai TripMart and Shanghai Junli, Shanghai TripMart would provide Shanghai Junli not more than 20% of its management fee received from Shangahi Junli as marketing and promotional supports for Shanghai Junli’s promotion of its business. For the years ended December 31, 2010, the provision of marketing and promotional supports for Shanghai Junli was US$1,259,601.

(e)

Apart from balances with Shanghai Junli and its sole stockholder (Notes 3, 4, 7 and 8), balances with the Company’s stockholder and transactions with Shanghai Junli as described above, the Company sourced the air tickets of US$14,144,871 and US$5,634,983 from Shanghai Junli during the years ended December 31, 2010 and 2009, respectively.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

13.	Segment information

Based on criteria established by ASC 280, "Segment Reporting", the Company operates two business segments for the years ended December 31, 2010 and 2009, which are management and technical services and travel agency services within the PRC. The following is the summary information by segment as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009:

	Management and technical
	services		Travel agency services		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$
Revenue from external customers	7,190,499	1,423,326	598,203	507,663	7,788,702	1,930,989
Sales tax	360,015	117,906	32,901	33,987	392,916	151,893
Revenue, net from external customers	6,830,484	1,305,420	565,302	473,676	7,395,786	1,779,096
Interest income	175	105	111	622	286	727
Amortization	202,205	77,500	293,149	242,073	495,354	319,573
Depreciation	84,659	42,942	71,451	41,556	156,110	84,498
Segment (loss) profit	(1,984,680)	397,102	(2,989,517)	(665,118)	(4,974,197)	(268,016)
Segment assets	294,149	1,346,302	1,306,161	3,085,567	1,600,310	4,431,869
Capital expenditures	107,910	1,217,206	118,162	68,256	226,072	1,285,462

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Years ended December 31,
	2010	2009
	US$	US$

Total consolidated revenue, net	7,395,786	1,779,096

Total loss for reportable segments	(4,974,197)	(268,016)
Unallocated amounts related to operations:
Interest expenses	-	(7,443)
Other finance cost	(1,473)	(333)
Depreciation	(544)	(364)
Other general expenses	(487,791)	(389,856)

Loss before income taxes	(5,464,005)	(666,012)

	December 31,	December 31,
	2010	2009
	US$	US$
Assets

Total assets for reportable segments	1,600,310	4,431,869
Cash and cash equivalents	5,439	4,610
Property and equipment, net	-	1,269

	1,605,749	4,437,748

The Company’s long-live assets and customers are all located in PRC.

Business Development Solutions, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

The Company has reserved an aggregate of 4,000,000 shares of the Company’s common stock for issuance under the 2009 Plan. As of December 31, 2010 and 2009, no award had been granted.

15.	Subsequent events

As previously discussed, subsequent to the balance sheet date, the Company performed a strategic review of its operation and had identified Shanghai Junli as financially distressed. Accordingly, certain revenue from Shanghai Junli generated during the current year had not been recognized due to the collectibility criteria could not be met and allowance had been made on accounts and other receivables due from Shanghai Junli.

The Company has evaluated all other events or transactions that occurred through the date the consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

 EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit No.	Exhibit Description	Herewith	Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated March 30, 2009, among BDS, TripMart and the shareholders of TripMart signatory thereto		8-K	2.1	March 30, 2009
3.1	Certificate of Incorporation of Business Development Solutions, Inc.		10-K	3.1	March 31, 2010
3.2	Bylaws of the Company		Schedule 14C	Appendix D	October 11, 2002
10.1	2002 Stock Plan		Schedule 14C	Appendix G	October 11, 2002
10.2	2002 Employee Stock Compensation Plan		Schedule 14C	Appendix H	October 11, 2002
10.3	Promissory Note issued by Atlas-Republic Corporation on April 23, 2002 in favor of Bestway Coach Express Inc.		10-QSB	10.1	November 16, 2009
10.4	Share Exchange Agreement, dated June 28, 2002, among the registrant, Bestway Coach Express Inc. and the stockholders of Bestway Coach Express Inc.		Schedule 14C	Appendix E	October 11, 2002
10.5	Amendment No. 1 to Share Exchange Agreement, dated July 24, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	Schedule 14C	Appendix E	October 11, 2002
10.6	Amendment No. 2 to Share Exchange Agreement, dated November 13, 2002, among the registrant and a majority in interest of the stockholders of Bestway Coach Express Inc.	8-K	10.1	December 3, 2003
10.7	Amendment No. 1 to Promissory Note, dated April 19, 2003, between the registrant and Bestway Coach Express Inc.	10-QSB	10.2	November 16, 2009
10.8	Stock Purchase Agreement, dated July 12, 2004 among Bestway Coach Express Inc. Shu Keung Chui and the registrant	10-QSB	10.1	August 11, 2004
10.9	Termination Agreement, dated July 12, 2004, between Bestway Coach Express, Inc. and the registrant	10-QSB	10.2	August 11, 2004
10.10	Assignment of Promissory Note and Agreement of Indemnity, dated November 19, 2004, among the registrant, Bestway Coach Express Inc. and Mr. Shu Keung Chui	10-Q	10.3	November 16, 2009
10.11	Technical and Management Consulting Services Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.8	March 30, 2009
10.12	Equity Pledge Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.9	March 30, 2009
10.13	Proxy Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.10	March 30, 2009
10.14	Intellectual Property Assignment and License Agreement, dated as of March 27, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.11	March 30, 2009
10.15	Option Agreement, dated as of March 27, 2009 between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and the Shanghai Junli Air Service Co., Ltd.	8-K	10.12	March 30, 2009
10.16	Sales Contract, dated March 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Shanghai Shangxin Industrial Development Co., Ltd. (English Translation).	8-K	10.13	March 30, 2009

10.17	Agreement on Use of the International Fare Management System, dated July 21, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Beijing Yulian Century Technology (English Translation).	8-K	10.14	March 30, 2009
10.18	Portal Development Agreement, dated July 18, 2008, between Suzhou Journey World Commercial Service Co., Ltd. and Excelerate Technology (China) Ltd. (English Translation).	8-K	10.15	March 30, 2009
10.19	Form of Executive Employment Agreement of the Company.	8-K	10.16	March 30, 2009
10.20	Form of Director Agreement of the Company	8-K	10.17	March 30, 2009
10.21	Management Consulting Services Agreement, dated August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.1	August 4, 2009
10.22	Technical Services Agreement, dated August 1, 2009, between Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.,	8-K	10.2	August 4, 2009
10.23	Amended and Restated Intellectual Property Assignment and License Agreement, dated as of August 1, 2009, between Suzhou EZTripMart Business Services Co., Ltd., Shanghai EZTripMart Travel Agency Co., Ltd. and Shanghai Junli Air Service Co., Ltd.	8-K	10.3	August 4, 2009
10.24	2009 Equity Incentive Plan	10-Q	10.1	August 14, 2009
10.25	Form of Stock Option Agreement	10-Q	10.2	August 14, 2009
10.26	Form of Stock Appreciation Rights Agreement		10-Q	10.3	August 14, 2009
10.27	Form of Restricted Stock Award Agreement		10-Q	10.4	August 14, 2009
10.28	Amendment No. 2 to Promissory Note, dated November 16, 2009, between the registrant and Mr. Shu Keung Chui		10-Q	10.4	November 16, 2009
14	Code of Ethics, adopted March 30, 2009		8-K	14	March 30, 2009
16	Letter of Child, Van Wagoner & Bradshaw, PLLC, dated April 2, 2009		8-K/A	16.1	April 3, 2009
21	List of Subsidiaries		8-K	21	March 30, 2009
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99	Opinion of Fangda Partners, PRC counsel		8-K	99	March 30, 2009